Form 10QSB
period 1999-09-30
FINDERS KEEPERS INC
filed 2000-02-15
CIK 1091418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 1999
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________
Commission File Number:
Finders Keepers, Inc. (Exact name of registrant as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	88-0429812 (I.R.S. Employer Identification No.)
711 Eastern Parkway, Brooklyn, NY (Address of principal executive offices)	11213 (Zip Code)
(718) 363-0588 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,777,208

Finders Keepers, Inc.

(A DEVELOPMENT STAGE COMPANY)

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

Finders Keepers, Inc.

(A Development Stage Company)

BALANCE SHEET

AS AT

September 30, 1999

September 30 1999
ASSETS
CURRENT ASSETS
Cash	37,850
Total Current Assets	37,850
OTHER ASSETS	0
Total Assets	37,850

LIABILITIES & EQUITY
CURRENT LIABILITIES
Accounts Payable	350
Officers Advances (Note #6)	830
Total Current Liabilities	1,180
LONG-TERM LIABILITIES	0
Total Liabilities	1,180

STOCKHOLDERS' EQUITY
Common Stock ($0.001 par value, authorized 20,000,000 shares; 5,777,208 common shares issued and outstanding as at September 30, 1999)	5,777
Preferred Stock ($0.001 par value, authorized 5,000,000 shares; none issued and outstanding as at September 30, 1999)	0
Additional Paid in Capital	80,554
Retained Earnings or (Deficit)	(49,661)
Total Stockholders' Equity	36,670
Total Liabilities & Owner's Equity	37,850

Unaudited Financial Statements

See accompanying notes to financial statements

Finders Keepers, Inc.

(A Development Stage Company)

STATEMENT OF OPERATIONS
for the Three Months
Ended September 30, 1999

	Three Months Ended September 30, 1999	May 28, 1999 (inception) to September 30, 1999
REVENUE
Services	2,251	2,687
COSTS AND EXPENSES
Selling, General and Administrative	43,543	52,107
Bank Charges	157	292
Total Costs and Expenses	43,700	52,399
Net Ordinary Income or (Loss)	(41,449)	(49,712)
OTHER INCOME (LOSS)
Interest Income	51	51
Net income (Loss)	(41,398)	(49,661)
Weighted average number of common shares outstanding	5,244,990	5,183,244
Net Loss Per Share (Basic)	(0.01)	(0.01)
Net Loss Per Share (Diluted)	(0.01)	(0.01)

Unaudited Financial Statements

See accompanying notes to financial statements

Finders Keepers, Inc.

(A Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY
for the period
ended September 30, 1999

	Common Stock		Additional paid-in capital	Deficit accumulated during development stage
	Shares	Amount
May 31, 1999 issued for cash:	5,000,000	$5,000	$3,510
Net Loss May 28, 1999 (inception) to June 30, 1999:				$(8,263)
Balance at June 30, 1999:	5,000,000	$5,000	$3,510	$(8,263)
August 5, 1999 Additional Paid In Capital:
			$100
September 2, 1999 offering for cash:	636,300	$636	$62,994
September 2, 1999 offering for corporate services:	140,908	$141	$13,950
Net Loss July 1, 1999 (inception) to September 30, 1999:				$(41,398)
Balance at September 30, 1999:	5,777,208	$5,777	$80,554	$(49,661)

Unaudited Financial Statements

See accompanying notes to financial statements

Finders Keepers, Inc.

(A Development Stage Company)

STATEMENT OF CASH FLOWS
for the Three Months
Ended September 30, 1999

	September 30 1999	May 28, 1999 (inception) to September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	(41,398)	(49,661)
Issued Stock for Services	14,091	14,091
Changes in Assets and Liabilities
Increase in Officers Advances	830	830
Increase in accounts Payable
	350	350
Net Cash flow provided by Operating Activities	(26,127)	(34,390)
CASH FLOWS FROM INVESTING ACTIVITIES	0	0
CASH FLOWS FROM FINANCING ACTIVITIES
Contributions to Additional Paid In Capital	100	100
Sale of Common Stock	63,630	72,140
Net cash provided by financing activities	63,730	72,240
Cash, beginning of period	247	0
Net increase (decrease) in cash	37,603	37,850
Cash, end of period	37,850	37,850

Unaudited Financial Statements

See accompanying notes to financial statements

Finders Keepers, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized May 28, 1999, under the laws of the State of Nevada, as Finder Keepers, Inc. The Company has yet to generate any significant revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a developmental stage company.

On May 31, 1999, the company issued 5,000,000 shares of its $0.001 par value common stock for cash of $8,510.00 to its one director.

On June 10, 1999, the Company changed its name to Finders Keepers, Inc.

On September 2, 1999, the Company completed a public offering that was registered with the State of Nevada pursuant to N.R.S. 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended. The Company sold 636,300 shares of common stock at a price of $0.10 per share for a total cash raised of $ 63,630.00. In addition, the Company issued 140,908 shares for services valued at $0.10 per share for a total of $14,090.80.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. Earnings per share is computed using the weighted average number of shares of common stock outstanding.

3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has yet to generate any revenue. Additionally, the Company does not have significant cash or other material assets, nor does it an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern indefinitely. It is the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D", 505/506, once the Company is trading on the OTC-BB. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

Finders Keepers, Inc.

(FORMERLY FINDER KEEPERS, INC.)

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS-CONTINUED

September 30, 1999

NOTE 4 - RELATED PARTY TRANSACTION

The Company neither owns or leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - OFFICERS ADVANCES

While the Company plans to seek additional capital through a state registered offering, until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company interest free. As of September 2, 1999, the amount advanced was $830.

NOTE 7 - STAFF ACCOUNTING BULLETIN 74

No recently issued accounting standards which have been issued, or ones that will be adopted at some future date, have any material impact on these financial statements.

NOTE 8 - REVENUE RECOGNITION

The company recognizes revenues in the following manners: (1) the client contacts the Company directly; (2) the client requests a search via the internet; (3) the Company contacts the client directly. The Company charges a state regulated fee per realized claim, typically ranging between five (5) to fifteen (15) percent of the amount of the claim. For claims searched over the Company's web site, a non-refundable charge of $9.95 per search is charged, regardless of success. In the event a claim is filed as a result of the search, fees to be paid to the Company are net of the initial search fee. When the Company receives a notice from a state regarding unclaimed property, the Company will contact the prospective client regarding the discovered claim.

Item 2. Management's Discussion and Plan of Operation

A. Management's Plan of Operation

In its initial approximately four (4) month operating period ended September 30, 1999, the Company incurred a net loss of $49,661 for selling, general and administrative expenses related to start-up operations. It has received $2,687 in revenues from operations and $51 in interest income.

On May 31, 1999, one (1) founding shareholder purchased 5,000,000 shares of the Company's authorized stock for cash. This original stock offering was made pursuant to Section 4(2) of the Securities Act of 1933, as amended. Additionally, in September of 1999, the Company completed an offering of seven hundred thirty six thousand two hundred eight (736,208) shares of the Common Stock of the Company to approximately thirty (30) unaffiliated shareholders and forty-one thousand (41,000) shares of the Common Stock of the Company to approximately two (2) affiliated shareholders. This offering was made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, pursuant to Regulation D, Rule 504 of the Act. As of the date of this filing, the Company has five million seven hundred seventy thousand two hundred eight (5,777,208) shares of its $0.001 par value common voting stock issued and outstanding, which are held by approximately thirty three (33) shareholders of record. The Company currently has no arrangements or commitments for accounts and accounts receivable financing.

Future operations may be dependent upon the Company's ability to secure sufficient sources of financing. The Company, however, believes it will be able to satisfy its obligations internally for the next twelve (12) months from the proceeds of its offering and through any future revenues the Company may experience. The Company does not expect to require additional sources of financing at this time, however, there can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms, in the event the Company requires such financing.

This is a development stage company. The Company believes that its initial revenues will be primarily dependent upon the Company's ability to cost effectively and efficiently provide unclaimed property services to the public and to leading corporations. The Company designates as its priorities for the first twelve (12) months of operations as developing and marketing its escheated services to establish its business in the unclaimed property industry. Realization of sales of the Company's services during the fiscal year ending December 31, 2000 is vital to its plan of operations. Future revenues and profits will depend upon various factors, including market acceptance of the Company's escheated property services, which is the Company's sole source of revenue. There can be no assurance, however, that the Company will be able to compete successfully or that the competitive pressures the Company may face will not have a material adverse effect on the Company's business, results of operations and financial condition. The Company faces all of the risks, expenses and difficulties frequently encountered in connection with the expansion and development of a new business. Additionally, a superior competitive service or technology could force the Company out of business.

As of September 30, 1999, the Company has generated $2,687 in revenues.

The Company may use a significant number of computer software programs and operating systems in its internal operations, including applications used in processing claims, contacting owners of undistributed properties/assets, financial business systems and various administrative functions. Although the Company believes that its software applications contain source code that is able to interpret appropriately the upcoming calendar year 2000, failure by the Company to make any required modifications to make such software "Year 2000" compliant could result in systems interruptions or failures that could have a material adverse effect on the Company's business. The Company does not anticipate that it will incur material expenses to make its computer software programs and operating systems "Year 2000" compliant. However, there can be no assurance that unanticipated costs necessary to update software, or potential systems interruptions, will not exceed the Company's expectations and have a material adverse effect on the Company's business, financial condition and results of operations. In addition, failure by key service providers to the Company, such as its Web hosting service provider, to make their respective computer software programs and operating systems "Year 2000" compliant could have a material adverse effect on the Company.

Management believes that the Company's future growth and success will not be largely dependent on its ability to develop or acquire products and technology to meet the evolving needs of its prospective customers. The Company believes that the long-term success of its product offerings and technology will not require substantial research and development.

The Company has yet to incur any research and development costs from May 28, 1999 (date of inception) through September 30, 1999. In addition, the Company does not anticipate incurring any substantial research and development costs through the fiscal and calendar year ending December 31, 2000.

B. Segment Data

As of September 30, 1999, $2,687 in sales revenue has been generated by the Company. All revenues have been generated by the Company's escheated property services. The Company has no other product or service line or division, which would generate revenues for the Company.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3.	Articles of Incorporation & By-Laws

(a)Articles of Incorporation of the Company filed May 28, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission.

(b)By-Laws of the Company adopted May 31, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10 - SB, previously filed with the Commission.

27.	Financial Data Schedule
Financial Data Schedule of Finders Keepers, Inc. ending September 30, 1999

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Finders Keepers, Inc.

(Registrant)

Date: September 30, 1999

By: /s/ Devorah Zirkind

Devorah Zirkind, Chairman of the Board, President and Chief Executive Officer