Form 10KSB
period 1999-12-31
FINDERS KEEPERS INC
filed 2000-03-27
CIK 1091418

United States
Securities and Exchange Commission
Washington, D.C. 20549

------------------------

Form 10-KSB

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 1999
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from __________ to __________

Commission File Number:

0-27323

Finders Keepers, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0429812
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

711 Eastern Parkway Brooklyn, NY	11213
(Address of principal executive offices)	(Zip code)

Registrant's Telephone Number, Including Area Code: (718) 363-0588

Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share, 20,000,000 shares authorized, 5,777,208 issued and outstanding as of December 31, 1999.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common

Stock reported on OTCBB, was $1,610,455 as of March 21, 2000.(1) For the purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

The number of shares of Common Stock outstanding as of December 31, 1999 was 5,777,208.

------------------------

DOCUMENTS INCORPORATED BY REFERENCE

Sections of the registrant's definitive Proxy Statement for the registrant's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Report to the extent stated herein.

---------------

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."

PART I

ITEM 1 -- BUSINESS.

General

Finders Keepers, Inc. ("Finders Keepers" or the "Company"), a Nevada corporation incorporated on May 28, 1999, is a developmental stage company with a principal business objective to provide unclaimed property location services to the public and to leading corporations. The Company seeks to assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings anywhere within the United States. The Company's objective is to locate assets that have escheated to the state or federal government and governmental agencies that are holding monies derived from uncashed checks, dormant savings and checking accounts, lost or forgotten stocks and dividends, unclaimed certificates of deposit ("CDs"), forgotten safe deposit boxes and various other unclaimed assets and to return these assets to rightful owners. Future operations are dependent upon the Company's ability to file and realize claims, of which there can be no assurance.

Industry Background

The origin of unclaimed property law dates back to British common law. Abandoned land was returned to the King along with the transfer of the property rights. Today, this concept has been adopted by the states and applied to intangible property as well as tangible property, excluding real estate. The states do not take permanent title to the property but act as custodians to safeguard it for the rightful owner or their heir until claimed.

Unclaimed property consists of various types of intangible personal property: savings and checking accounts, uncashed checks, securities (i.e. stocks and bonds), dividends, insurance refunds or claims, oil royalties, wages, utility refunds/deposits, bail bonds and child support payments are examples. There are many ways owners (and heirs) lose track of assets. These reasons include:

Records being lost, destroyed or incomplete. People do not keep adequate records of their financial transactions. People often do not take the time to update what they own or owe.

Each year a large number of financial documents are lost in natural catastrophes, including hurricanes, tornadoes, fires and floods. Even if one is lucky enough to escape mother nature's wrath, there is always a chance he/she will be the victim of theft. These days criminals actually target financial records, having found credit card and bank account numbers to be much more lucrative than dealing in stereos and televisions.

Ignorance. Sometimes people are not aware they were named an heir or beneficiary in a friend's or relative's will or life insurance policy. Perhaps they were entitled to a company or union death benefit that remains uncollected. In addition, many workers leave employers holding excess funds - proceeds from a profit sharing plan, refunds on employee savings or medical accounts, even unused sick or vacation credits, pensions and severance pay.

Forgetfulness. In today's society, people's lives are increasingly complicated. People are more mobile than ever before, changing careers, homes and even spouses several times during their lives. People are living longer and accumulating more wealth and assets. Factor in the fast forward advance into the technological and digital age, it is easy to see how people lose track of things. Especially vulnerable are intangible items like financial assets, whose very existence is evidenced only by the piece of paper that creates them.

Failure to "Communicate An Interest." Once moneys and/or an asset is misplaced, many seemingly benign events are interpreted as a "lack of owner-directed activity" or failure to "communicate an interest" from the viewpoint of the law, resulting in the official declaration of abandonment. This period of inactivity is referred to as a "dormancy period," which varies from one (1) to fifteen (15) years depending on the asset type. Included in the classification of abandonment are holding uncashed any check or money order, failing to make a deposit to or withdrawal on a bank account, and neglecting to apply for a refund or benefit. Once abandoned, these unclaimed properties are held by, but not limited to: insurance companies, banks, brokerages, trade and credit unions, employers and utilities, landlords, retailers, restaurants, casinos, oil and gas companies, hospitals, clinics and various entities. Those left holding the assets are required by law to transfer them to the "protective custody" of a government trust account, respective of the state of the owner's last known address, in a process known as "escheatment." Upon remittance of the funds and/or property, in nearly every situation, they are held in a perpetual trust fund until the owner can be found. In addition to protecting the owner's property, there are provisions in the law that also protect the holder from potential liability.

"Good Faith Effort"

Each state is involved in unclaimed property transactions as a service to the citizens of its state. This allows for a point of last reference to search for forgotten funds or properties. The state also makes an effort to locate owners and/or heirs, an act commonly referred to as a "good faith effort." The state guarantees that this money will be held forever until claimed by the rightful owner. During "protective custody," all citizens benefit from property that remains unclaimed since the interest earned on this fund is used to help public programs.

The "good faith effort" required of those in possession of "property presumed to be abandoned" often amounts to no more than a superficial attempt to find the owner, perhaps a letter to the owner's last known address, or a notice buried in the legal section of the newspaper. Minimal efforts are required by government policy to find recipients that are due money or property because holders enjoy full use of the funds during the dormancy period. For large corporations like banks, insurance companies and mutual funds, the financial amounts can be quite substantial.

The Finders Keepers Solution

Finders Keepers' objective is to provide unclaimed property services, thereby facilitating the recovery of lost and/or missing assets due to the rightful individuals and corporations. The Company obtains lists of escheated assets and attempts to reunite individuals or corporations with those assets. The Company seeks to verify owners through phone calls, direct mail or personal contact. Finders Keepers presently does not advertise its services. However, the Company expects to begin marketing its services through mediums such as Internet banner advertising, radio or television commercials and/or print materials within the next twelve (12) months. In addition, the Company presently engages Internet portal sites and search engines, such as Excite or Yahoo, to increase awareness of the Company's services.

The Claim Process. The Company conducts searches utilizing telephone and professional directories, as well as online search engines, to locate asset owners. If the Company is able to verify rightful ownership and documentation, Finders Keepers contacts these individuals or corporations in a timely manner to inform them of their claim, which consists of a sent written notification, a placed phone call and/or an in-person notification, if needed. If the Company deduces that a subject individual has deceased, it will go to court and make copies of the unclaimed asset(s) and the rightful executor and locate him, her or them in order to return the asset(s) to the estate. In dealing with corporations, the Company will first contact the Comptroller or Treasurer of the company because that individual is the person responsible and has the authority to commence with the transaction on behalf of the organization. Finders Keepers files claims for clients who contract the Company to do so, it does not claim the funds for itself.

The Company obtains lists from the Comptrollers Office in the states it intends to search for missing property in. These lists typically contain the name of an individual or corporation, whose assets have escheated to the local government, the last known address where the property was sent and the year it was turned over to the government.

Leverage Technology to Maximize Business Impact. Finders Keepers operates a web site (www.moneychest.com) whereby individuals are able to contact the Company directly to perform a search. The Company intends to leverage technology to (i) personalize the user experience, (ii) increase the effectiveness of searches for missing property and potential claimants, (iii) improve operating efficiency and (iv) supplement the Company's traditional customer interaction methods. This web-based service allows for a convenient and efficient inquiry into unclaimed and abandoned property by submitting a search on two (2) names for an initial fee of $9.95. If successful in locating a claim for these individuals, this initial charge is deducted from the applicable fee percentage allowable on unclaimed assets which generally ranges from 5% to 20% of the aggregate amount of the claim.

Furthermore, Finders Keepers intends to invest in technology and purchasing property/asset lists and directories from the respective state(s) and government agencies. The Company anticipates disbursements from the state(s) and/or government agencies to take significant lengths of time after a claim is filed. As a result, the Company anticipates incurring operating losses for the next three (3) to nine (9) months, and that the rate at which such losses may be incurred may increase in the future.

Competition

Management believes that the primary competitive factors affecting its operations are reputation, speed and efficiency of claim reclamation, quality of personalized service, marketing, convenience, reliability, ability to purchase sufficient lists and directories of unclaimed or undistributed property/assets and the ability to find owners of property/assets held by various agencies. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The market for asset reclamation services is fragmented, rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can conduct operations at a relatively low cost. The industry is highly fragmented, and the Company competes with (i) various online companies that provide similar services as those of the Company, (ii) individuals who are knowledgeable of the procedures and processes to reclaim assets, and (iii) a large number of small entities with regional operations around the country.

Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and competitive pressures faced by the Company may have a material adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company.

Government Regulation

The Company is currently subject to regulation from various state and federal governmental agencies. Laws governing issues such as the maximum finders fees applicable to the aggregate amount and required licenses to conduct business are determined at the state and local level. Any such legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to the Company's business or the application of existing laws and regulations to the Company's services could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

The Company believes that the regulations governing the escheated property industry will not have a material effect on its current operations. However, various federal and state agencies may propose new legislation which may adversely affect the Company's business, financial condition and results of operations.

Proprietary Rights

The Company believes that its success is dependent in part on its ability to obtain lists and directories of unclaimed property/assets from the respective state(s) and government agencies. Although asset lists and directories provided by the states, government and governmental agencies are public knowledge, the Company regards the methods and procedures it seeks to employ to collect claims as intellectual property. The Company plans to rely primarily on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect its proprietary rights. There can be no assurance that the steps taken by the Company will be sufficient to prevent misappropriation of its proprietary rights or that the Company's competitors will not independently develop methods or operations that are substantially equivalent or superior to the Company's.

Although the Company believes that its operations do not infringe on any copyright or any other proprietary rights of third parties, there can be no assurance that those parties will not assert that the Company's business procedures infringe their proprietary rights. The Company has no assurance that third parties will not obtain, or do not have, patents covering features of the Company's operations, in which event the Company or its customers might be required to obtain licenses to use such features. If a patent holder refuses to grant a license on reasonable terms or at all, the Company may be required to alter certain products or stop marketing them.

EMPLOYEES

The Company presently has one (1) full time employee. The Company's employee is currently not represented by a collective bargaining agreement, and the Company believes that its relations with its employee is good.

The name, age and position of the Company's directors and executive officers are as follows:

Name	Age	Position
Devorah Zirkind	29	President, Chief Executive Officer and Director

 Devorah L. Zirkind, President, Chief Executive Officer and Director - Ms. Zirkind was educated at Hampstead Computer School in Montreal, Quebec, Canada in 1986. In 1987, she served as an administrative assistant at Chabad Lubavitch, where she handled accounts receivables, assisted with coordinating fund-raising events and maintained computerized records of donors and contributors. In 1990, Ms. Zirkind moved to Brooklyn, New York to work at Universal Strapping. While there, she handled accounting duties, maintained computer systems and fulfilled customer service responsibilities. Seven years later, Ms. Zirkind joined the Sales and Collections Department at Continental Cosmetics in New York City, where she set up new accounts and maintained existing ones.

ITEM 2. PROPERTIES.

The Company's corporate headquarters are located at 711 Eastern Parkway, Brooklyn, New York 11213. The office space is provided by the sole officer and director of the Company at no cost to the Company. The Company does not have any additional facilities. Additionally, there are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by the Company other than cleaning and maintenance of the office premises.

ITEM 3 -- LEGAL PROCEEDINGS.

The Company is not subject to any legal proceedings.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the Over-the-Counter Bulletin Board (OTCBB® ) under the symbol "FDKP." The following table sets forth certain information as of the end of 1999, with respect to the beneficial ownership of the Company's Common Stock by all persons known by the Company to be beneficial owners of more than 5% of any such outstanding classes, and by each director and executive officer, and by all officers and directors as a group. Unless otherwise specified, the named beneficial owner has, to the Company's knowledge, either sole or majority voting and investment power.

COMMON STOCK

Name of Beneficial Owner (1)	Number of Shares	% of Class
Devorah Zirkind	5,000,000	86.55%
All Executive Officers and Directors as a Group	5,000,000	86.55%

Footnotes to Principal Shareholders:

The address of each executive officer and director is c/o 711 Eastern Parkway, Brooklyn, NY 11213

The Common Stock of the Company is quoted on the OTC Bulletin Board® ("OCT-BB® ") under the symbol "FDKP." The Common Stock of the Company was cleared for trading on the OTCBB® on March 3, 2000 and began formal trading on March 7, 2000. The following table sets forth, for the periods indicated, the high and low closing prices of the securities on the OTC-BB® .

	HIGH	LOW
Quarter Ended December 31, 1999	N/A	N/A
Period from March 7, 2000 to March 21, 2000	$2.1875	$1.7500

The Company's OTCBB® quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions. As of March 21, 2000, there were approximately 23 shareholders of record of the Company's Common Stock. The Company has not paid cash dividends on its common stock and does not intend to pay any cash dividends in the foreseeable future.

Item 6. Management's Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

  the Company's status as a start-up company with less than two years of operating history;

  the Company's expectation of significant losses during the first two years of operations;

  the effect of extensive state regulation on the Company's ability to realize a percentage of the claimed assets;

  the competitive disadvantage resulting from the Company's status as a highly-regulated, start-up company;

  the Company's dependence on key management personnel;

  the Company's ability to implement developments in technology to be competitive.

Readers are also directed to other risks and uncertainties discussed in other documents filed by the Company with the Securities and Exchange Commission. The Company undertakes no obligation to update or revise any forward-looking information, whether as a result of new information, future developments or otherwise.

Overview

The Company was organized in May 28, 1999, and is considered to be a developmental stage company engaged in the business of providing confidential, unclaimed, property location services to the public and to leading corporations. The Company seeks to assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings anywhere in the United States which have escheated to the state or federal government and governmental agencies. The Company has a limited operating history and has not generated significant revenues from the services it provides. Finders Keepers activities have been limited to start-up procedures. Consequently, the Company has incurred the expenses of such procedures. Future operating results will depend on many factors, including its ability to raise adequate working capital, demand for its services, the level of competition and its ability to satisfy governmental regulations and deliver company services while maintaining quality and controlling costs.

Plan of Operation

Since May 28, 1999 (Inception) until its fiscal year end (December 31, 1999), the Company has signed contracts to retrieve lost assets for close to 20,000 different claims of money that are being held by the Government as abandoned property. Since it takes close to a year or more to be paid on the claims, Finders Keepers has just begun to realize money's from discovered claims. Upon the realization of discovered claims and increased cash flow to the Company within the next 12 months, management of Finders Keepers expects to relocate and lease office facilities in order to facilitate its expansion and to hire additional employees to assist in the processing of claims.

Finders Keepers will also be upgrading its computer and telephone systems in the coming year 2000 in order for the Company to be more competitive and to handle the volume of calls that it receives. In addition, the Company will be upgrading its web site, www.moneychest.com, because of the traffic Finders Keepers has generated which has been correlated to the publicity in the media about lost and abandoned money. On average, the Company experiences approximately 9000 hits on its Webster a month.

Given its current status, Management of the Company expects to increase its claims for the year 2000 by 20% to 30% from 1999 levels. Upon the realization of steady cash flows and the employment of 2 additional employees, Management expects a 50% growth in its claims. Due to the length of time to realize claims, Finders Keepers believes that prudent management of its current cash flow is pertinent to be able to cover salaries and expenses without borrowing money or issuing more securities which would dilute shareholder value. It is Finders Keepers intent to continue its efforts to reduce variable overhead expenses in response to the significant lagtime the Company experiences upon realizing claimed properties. Though the Company may deem it necessary in the future to seek to raise additional funds in a private placement or obtain debt financing.

Results of Operations

Period from May 31, 1999 (Inception) to December 31, 1999

The operational period from May 31, 1999 (Inception) to December 31, 1999, achieved two main goals for the Corporation. The Company's goals were the formation of the organization to pursue the Finders Keepers business objective and to obtain sufficient capital to commence full operations.

Revenues. Finders Keepers is a developmental stage enterprise as defined in SFAS #7. The Company has generated minimal revenues for the period amounting to $4,292. The Company has devoted substantially all of its present efforts to: (1) developing its presence in the unclaimed property market, (2) obtaining property lists from respective state jurisdictions, (3) marketing its property location services to the general public and leading corporations and (4) completing its 12(g) reporting requirements with the Securities Act of 1934 and its commencement of trading on the NASD Over-the-Counter Bulletin Board ("OTC-BB® ).

Expenses. The Company incurred significant expenses for the operating period May 31, 1999 (Inception) to December 31, 1999, totaling $73,142. Expenditures were primarily due to costs incurred for professional fees, services and payroll. The Company's professional and service expenses were incurred from its public listing process on the NASD's OTC-BB® which included the process of the public offering in the states of Nevada and New York, state Blue Sky registrations, attorneys' fees, escrow and EDGARization costs related to the offering, and audits and public filing costs.

Net Loss. Due to the significant operating expenses, Finders Keepers experienced a net loss of $68,700. The Company anticipated incurring this loss during the initial commencement of operations until such time that it will realize pending property claims in the fiscal year 2000.

Liquidity and Capital Resources

The Company has generated minimal revenues during this period and it is unknown when it will generate significant revenues. It is anticipated that the Company will realize pending claims during the next 12 months of which the the Company cannot guarantee. The receipt of funds from Private Placement Offerings or loans obtained through private and public sources by Finders Keepers may be anticipated to offset its near term cash equivalents for the next 12 months. The Company has financed its cash flow requirements through issuance of common stock. During its normal course of business, the Company may experience net negative cash flows from operations, pending receipt of sales revenues. Further, the Company may be required to obtain additional financing to fund operations through common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment its working capital.

Year 2000 Issue

The "Year 2000" issue arises because many computerized systems use tow digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved. If the Company is required to implement a contingency plan to remedy the predicament posed by the Year 2000 issue, such a plan or plans could have a material adverse effect on Finders Keepers business.

Item 7. Financial Statements.

FINDERS KEEPERS, INC.

(FORMERLY FINDER KEEPERS, INC.)

(A DEVELOPMENTAL STAGE COMPANY)

FINANCIAL STATEMENTS

December 31, 1999

BARRY L. FRIEDMAN, P.C.

Certified Public Accountant

1582 TULITA DRIVE	OFFICE (702) 361-8414
LAS VEGAS, NEVADA 89123	FAX NO.(702) 896-0278

INDEPENDENT AUDITORS' REPORT

February 15, 2000

Board of Directors

Finders Keepers, Inc.

Brooklyn, New York

I have audited the Balance Sheet of Finders Keepers, Inc., (Formerly Finder Keepers, Inc.), (A Developmental Stage Company), as of December 31, 1999, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the period May 28, 1999, (inception) to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finders Keepers, Inc., (Formerly Finder Keepers, Inc.), (A Developmental Stage Company), as of December 31, 1999, and the results of its operations and cash flows for the period May 28, 1999, (inception) to December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #3 to the financial statements, the Company has had little operations and has yet to generate any significant revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note #3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Barry L. Friedman

Barry L. Friedman

Certified Public Accountant

FINDERS KEEPERS, INC.

(FORMERLY FINDER KEEPERS, INC.)

(A Developmental Stage Company)

December 31, 1999

BALANCE SHEET

ASSETS

CURRENT ASSETS
Cash	$ 17,631
---------------
Total Current Assets	$ 17,631
---------------
OTHER ASSETS	$ 0
---------------
Total Other Assets	$ 0
---------------
TOTAL ASSETS	$ 17,631

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES	$ 0
---------------
TOTAL CURRENT LIABILITIES	$ 0
---------------
STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value, authorized 5,000,000 shares; issued and outstanding at December 31, 1999 - None	$ 0
Common stock, $.001 par value, authorized 20,000,000 shares; issued and outstanding at December 31, 1999, 5,777,208 shares	5,777
Additional paid-in capital	80,554
Deficit accumulated during the development stage	-68,700
---------------
TOTAL STOCKHOLDERS' EQUITY	$ 17,631
---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 17,631
===============

The accompanying notes are an integral part of these financial statements

FINDERS KEEPERS, INC.

(FORMERLY FINDER KEEPERS, INC.)

(A Developmental Stage Company

May 28, 1999, (Inception) to December 31, 1999

STATEMENT OF OPERATIONS

INCOME
Revenue	$ 4,292
--------------
EXPENSES
Automobile	$ 368
Bank Charges	654
Cleaning and Maintenance	110
Office Supplies	3,184
Professional Fees	23,725
Promotion	105
Repairs	379
Salaries	16,000
Services	22,701
Taxes - Payroll	1,495
Telephone Expense	2,642
Postage and Delivery	743
Utilities	1,036
---------------
TOTAL EXPENSES	$ 73,142
---------------
NET LOSS	-68,850
Add:
Interest Income	+150
---------------
Net Loss	$ -68,700
===============
Weighted average
number of common
shares outstanding	5,437,405
===============
Net loss per share -
Basic and diluted	$ -0.1263
===============

The accompanying notes are an integral part of these financial statements

FINDERS KEEPERS, INC.

(FORMERLY FINDERS KEEPERS, INC.)

(A Developmental Stage Company)

December 31, 1999

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development stage
	Shares	Amount
	------------------------------------------------
May 31, 1999 Issued for cash	5,000,000	$ 5,000	$ 3,510	$ 0
August 5, 1999 Additional Paid in Capital			100
September 2, 1999 Public offering For cash	636,300	636	62,994
For corporate services	140,908	141	13,950
Net Loss, May 28, 1999 (inception) to December 31, 1999				-68,700
	------------------------------------------------
Balance, December 31, 1999	5,777,208	$ 5,777	$ 80,554	$ -68,700
	==========================================

The accompanying notes are an integral part of these financial statements

FINDERS KEEPERS, INC.

(FORMERLY FINDER KEEPERS, INC.)

(A Development Stage Company)

May 28, 1999, (Inception) to December 31, 1999

STATEMENT OF CASH FLOWS

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ -68,700
Issued stock for services	+14,091
Changes in assets and liabilities	0
------------
Net cash provided by operating activities	$ -56,609
------------
Cash Flows from Investing Activities	$ 0
------------
Net cash used in investing activities	$ 0
------------
CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to Additional Paid In Capital	$ +100
Sale of Common Stock	+72,140
------------
Net cash provided by financing activities	$ +72,240
------------
Net increase in cash	$ +17,631
Cash, Beginning of period	0
------------
Cash, End of period	$ 17,631
============

The accompanying notes are an integral part of these financial statements

FINDERS KEEPERS, INC.

(FORMERLY FINDER KEEPERS, INC.)

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized May 28, 1999, under the laws of the State of Nevada, as Finder Keepers, Inc. The Company has yet to generate any significant revenues and in accordance with Statement of Financial Accounting Standards No. 7 (SFAS #7), the Company is considered a developmental stage company.

On May 31, 1999, the Company issued 5,000,000 shares of its $0.001 par value common stock for cash of $ 8,510.00 to its one director.

On June 10, 1999, the Company changed its name to Finders Keepers, Inc.

On September 2, 1999, the Company completed a public offering that was registered with the State of Nevada pursuant to N.R.S. 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended. The Company sold 636,300 shares of common stock at a price of $0.10 per share for a total cash raised of $ 63,630.00. In addition, the Company issued 140,908 shares for services valued at $0.10 per share for a total of $14,090.80

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting polices and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. Basic earnings or loss per share ("EPS") is calculated by dividing the income or loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

3. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

4. In April, 1998, the American Institute of Certified Public Accountant's issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.

FINDERS KEEPERS, INC.

(FORMERLY FINDER KEEPER, INC.)

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS CONTINUED

December 31, 1999

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has yet to generate any revenue. Additionally, the Company does not have significant cash or other material assets, nor does it an established source of revenue sufficient to cover its operating costs and to allow it to continue as a gong concern indefinitely. It is the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D", 505/506, once the Company is trading on the OTC-BB. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

NOTE 4 - RELATED PARTY TRANSACTION

The Company neither owns or leases any real or personal property. A director provides office services without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 6 - OFFICERS ADVANCES

While the Company plans to seek additional capital through a state registered offering, until that time, the stockholders/officers and/or directors have committed to advancing the operating costs of the Company interest free as and when needed.

NOTE 7 - STAFF ACCOUNTING BULLETIN 74

No accounting standard that has been issued, or that will adopted at some future date, has any material impact on these financial statements.

FINDERS KEEPERS, INC.

(FORMERLY FINDER KEEPER, INC.)

(A Developmental Stage Company)

NOTES TO FINANCIAL STATEMENTS CONTINUED

December 31, 1999

NOTE 8 - REVENUE RECOGNITION

The Company recognizes revenue in the following manners: (1) the client contacts the Company directly; (2) the client requests a search via the internet; and (3) the Company contracts the client directly. The Company charges a state regulated fee per realized claim, typically ranging between five (5) to fifteen (15) percent of the amount of the claim. For claims searched over the Company's web site, a non-refundable charge of $9.95 per search is charged, regardless of success. In the event a claim is filed as a result of the search, fees to be paid to the Company are net of the initial search fee. When the Company receives a notice from a state regarding unclaimed property, the Company will contact the prospective client regarding the discovered claim.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required in this item is incorporated by reference to this document and the section entitled "EMPLOYEES".

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth all cash compensation to be paid by the Company to its officers, directors, and significant employees.

NAME OF INDIVIDUAL	POSITION WITH COMPANY	ANNUAL COMPENSATION
Devorah Zirkind	President, Chief Executive Officer and Director	$55,000

Footnotes to Executive Compensation:

No executive officer of the Company prior to September 1, 1999, drew a salary from the Company. Ms. Zirkind waived payment of a salary until such time as the Company was able to obtain necessary operating capital. Ms. Zirkind is presently drawing $1,000 per week for compensation which is slightly below her allotted weekly compensation of $1,145.75.

There were no arrangements, pursuant to which any director of the Company was compensated for the period from inception for any service provided as a director. While the Company's only directors are its current executive officers who are already drawing a salary for the management of the Company it may be necessary for the Company to compensate newly appointed Directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

The Company does not currently have employment agreements with its executive officers but expects to sign employment agreements with each in the near future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item concerning the stock ownership of management and five percent beneficial owners is incorporated herein by reference to ITEM 5 of this document entitled, "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS".

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 28, 1999, the Company was incorporated as Finder Keepers, Inc. On May 31, 1999, the Board of Directors convened and resolved that the name of the corporation be changed to Finders Keepers, Inc. The name change was filed with the State of Nevada on June 10, 1999.

There are currently two (2) shareholders affiliated with the Company. Shareholder Harold Fox is the father-in-law of Devorah Zirkind, an officer and director of the Company. Yehudah and Sarah Zirkind (JTWROS) is the first cousin of Devorah Zirkind.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b) Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FINDERS KEEPERS, INC.

Date: March 24, 2000

By: /s/Devorah Zirkind

President, Chief Executive Officer, and Director

INDEX TO EXHIBITS

Exhibit Number	Name and/or Identification of Exhibit
3.	(1) Articles of Incorporation & By-Laws
(a) Articles of Incorporation of the Company filed May 28, 1998
(b) By-Laws of the Company adopted May 31, 1999
23	Consent of Experts and Counsel
Consents of independent public accountants
27.	Financial Data Schedule
Financial Data Schedule of Finders Keepers, Inc. ending December 31, 1999

(1) The copy of this exhibit filed as the same exhibit to the Company's Registration Statement on Form 10-SB and amendments thereto, is incorporated herein by reference.