Form 10QSB
period 2000-03-31
FINDERS KEEPERS INC
filed 2000-05-15
CIK 1091418

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2000
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
Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,554,416

Barry L. Friedman, P.C.

Certified Public Accountant

INDEPENDENT AUDITORS' REPORT

May 5, 2000

Board of Directors

Finders Keepers, Inc.

Brooklyn, New York

I have reviewed the accompanying Balance Sheet of Finders Keepers, Inc., (Formerly Finder Keepers, Inc.), (A Developmental Stage Company), as of March 31, 2000, and the related Statements of Operations, Stockholders' Equity and Cash Flows for the three months ended March 31, 2000. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditng standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modification that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

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

/s/ Barry L. Friedman

Barry L. Friedman

Certified Public Accountant

FINDERS KEEPERS, INC.

(FORMERLY FINDER KEEPERS, INC.)

(A Development Stage Company)

Table of Contents

Page
PART I - FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Balance Sheet as at March 31, 2000	1
Statement of Operations for the Three Months Ended March 31, 2000; Period from May 28, 1999 (Date of Inception) to December 31, 1999 and the Period from May 28, 1999 (Date of Inception) to March 31, 2000.	2
Statement of Cash Flows for the Three Months Ended March 31, 2000; Period from May 28, 1999 (Date of Inception) to December 31, 1999 and the Period from May 28, 1999 (Date of Inception) to March 31, 2000.	3
Notes to Financial Statements	4-5
Item 2. Management's Discussion and Plan of Operation	6
PART II - OTHER INFORMATION	7
Item 6. Exhibits	7
SIGNATURES	8

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

FINDERS KEEPERS, INC.
(FORMERLY FINDER KEEPERS, INC.)
(A Development Stage Company)

BALANCE SHEET

	Unaudited March 31, 2000	Audited December 31, 1999
ASSETS
CURRENT ASSETS
Cash	$ 1,279	$ 17,631
Total Current Assets	$ 1,279	$ 17,631
OTHER ASSETS
Total Other Assets	$ -0-	$ -0-
TOTAL ASSETS	$ 1,279	$ 17,631
LIABILITIES & EQUITY
CURRENT LIABILITIES	$ 2,252	$ -0-
Total Current Liabilities	$ 2,252	$ -0-
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value, authorized 5,000,000 shares; issued and outstanding at March 31, 2000 - None	$ -0-	$ -0-
Common stock, $.001 par value, authorized 20,000,000 shares; issued and outstanding as at December 31, 1999 - 5,777,208 shares - March 31, 2000 - 5,777,208 shares)	5,777	5,777
Additional paid-in capital		80,554
Deficit accumulated during the development stage	(87,304)	(68,700)
Total Stockholders' Equity	$ (973)	$ 17,631
Total Liabilities & Stockholders' Equity	$ 1,279	$ 17,631

The accompanying notes are an integral part of these financial statements

FINDERS KEEPERS, INC.
(FORMERLY FINDER KEEPERS, INC.)
(A Development Stage Company)

STATEMENT OF OPERATIONS

	Unaudited Jan. 1, 2000 to Mar 31, 2000	Audited May 28, 1999 to Dec. 31, 1999	Unaudited May 28, 1999 (Inception) to March 31, 2000
INCOME
Revenue	$ -0-	$ -0-	$ 4,292
EXPENSES
Automobile	$ 102	$ 368	$ 470
Bank Charges	605	654	1,259
Cleaning and Maintenance	-0-	110	110
Office Supplies	5,039	3,184	8,223
Miscellaneous	200	-0-	200
Professional Fees	4,480	23,725	28,205
Promotion	-0-	105	105
Repairs	-0-	379	379
Salaries	13,000	16,000	29,000
Services	-0-	22,701	22,701
Taxes-Payroll	1,561	1,495	3,056
Telephone Expense	2,098	2,642	4,740
Postage and Delivery	900	743	1,643
Utilities	546	1,036	1,582
Total Costs and Expenses	$ 28,531	$ 73,142	$ 101,673
Net Loss	$ (18,637)	$ (68,850)	$ (87,487)
Add: Interest Income	+33	+150	+183
Net Loss	$ (18,604)	$ (68,700)	$ (87,304)
Weighted average number of common shares outstanding	5,777,208	5,437,405	5,538,458

Net Loss Per Share - Basic and Diluted	$ (0.0032)	$ (0.1263)	$ (0.1576)

The accompanying notes are an integral part of these financial statements

FINDERS KEEPERS, INC.
(FORMERLY FINDER KEEPERS, INC.)
(A Development Stage Company)

STATEMENT OF CASH FLOWS

	Unaudited Jan. 1, 2000, to Mar. 31, 2000	Audited May 28, 1999 to Dec. 31, 1999	Unaudited May 28, 1999 (Inception) to Mar. 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$ (18,604)	$ (68,700)	$ 87,304)
Issued stock for services	-0-	14,091	14,091
Changes in assets and liabilities	2,252	-0-	2,252
Net cash provided by Operating Activities	$ (16,352)	$ (54,609)	$ (70,961)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Used by Investing Activities	$ -0-	$ -0-	$ -0-

CASH FLOWS FROM FINANCING ACTIVITIES
Contribution to Additional Paid In Capital	$ -0-	$ 100	$ 100
Sale of Common Stock	-0-	72,140	72,140
Net Cash Provided by Financing Activities	$ -0-	$ 72,240	$ 72,240

Net increase (decrease) in cash	$ (16,352)	$ 17,631	$ 1,279
Cash, Beginning of period	17,631	-0-	-0-
Cash, End of period	$ 1,279	$ 17,631	$ 1,279

Unaudited Financial Statements

See accompanying notes to financial statements

FINDERS KEEPERS, INC.
(FORMERLY FINDER KEEPERS, INC.)
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
March 31, 2000, and December 31, 1999

NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

The Company was organized May 28, 1999, under the laws of the State of Nevada, as Finder Keepers, Inc. The Company has yet to generate any significant revenues and in accordance with Statement of Financial Accounting Standards No.7 (SFAS #7), the Company is considered a developmental stage company.

On May 31, 1999, the Company issued 5,000,000 shares of its $0.001 par value common stock for cash of $8,510.00 to its one director.

On June 10, 1999, the Company changed its name to Finders Keepers, Inc.

On September 2, 1999, the Company completed a public offering that was registered with the State of Nevada pursuant to N.R.S. 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 636,300 shares of common stock at a price of $0.10 per share for a total cash raised of $63,630.00. In addition, the Company issued 140,908 shares for its services valued at $0.10 per share for a total of $14,090.80.

NOTE 2 - ACCOUNTING POLICIES AND PROCEDURES

Accounting policies and procedures have not been determined except as follows:

  The Company uses the accrual method of accounting.
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
  In April, 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), Reporting on the Costs of Start-Up Activities which provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998, with initial adoption reported as the cumulative effect of a change in accounting principle.

The Company's accounting policy for issuing shares in a non-cash transaction is to issue the equivalent amount of stock equal to the fair market value of the assets or services received.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has yet to generate any revenues. Additionally, the Company does not have significant cash or other material assets nor does it an established source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern indefinitely. It is the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation D, Rule 505/506, once the Company is trading on the OTC-BB. Until that time, the stockholders/officers and or directors have committed to advancing the operating costs of the Company interest free.

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

NOTE 5 - WARRANTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

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

NOTE 8 - REVENUE RECOGNITION

The Company recognizes revenues in the following manners: (1) the client contacts the Company directly (2) the client requests a search via the Internet; and, (3) the Company contracts the client directly. The Company charges a state regulated fee per realized claim, typically ranging between five (5) to fifteen (15) percent of the amount of the claim. For claims searched over the Company's web site, a non-refundable charge of $9.95 per search is charged regardless of success. In the even a claim is filed as a result of the stress, fees to be paid to the Company are net of the initial search fee. When the Company received a notice from a state regarding unclaimed property, the Company will contact the prospective client regarding the discovered claim.

Item 2. Management's Discussion and Plan of Operation

Overview

Finders Keepers, Inc., is a developmental stage company with a principal business objective to provide confidential, unclaimed, property location services to the public and to leading corporations. We seek to assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings anywhere in the United States which have escheated to the state or federal government and governmental agencies. We have a limited operating history and have yet to generate significant revenues from the services we provide. Our activities to date have been limited to start-up operations. Consequently, we have incurred expenses attributed to such procedures. Our operating results will depend on various factors, including our ability to raise adequate working capital, demand for our services, the level of competition and our ability to satisfy governmental regulations and deliver company services while maintaining quality and controlling costs.

Plan of Operation

Currently, we have approximately 20,000 claim contracts outstanding to retrieve lost assets that are being held by the government as abandoned property. The realization of these pending claims are estimated to take between 12 to 18 months from the date of initial filing with the respective jurisdiction. We expect an increase in the realization of claims throughout the next 9 months of operations and have only begun to realize revenues from our property location services.

Concurrently, we intend to relocate and lease office facilities by the end of fiscal year 2000 to facilitate our expansion and the hiring of two additional employees to assist in the processing of claims. In addition, due to the increase in demand for our services we will be upgrading our computer and telephone systems in order to be more competitive and handle the volume of calls we are currently and expect to receive. We have begun the preparation of upgrading our website design and content, www.moneychest.com, because we believe that it will offer our clients a more thorough resource to learn about our services and to have the ease of use to request the process of claims online. We experience approximately 9,000 hits on our website a month. As of the three months ended, March 31, 2000, we have not allocated any capital commitments to the execution of our plan of operation. Our officer and director has agreed to the advancement of capital on an "as needed" basis until such time that we realize substantive revenue and cash flows. Though obtaining substantial debt financing is not imperative, we reserve the right to pursue such an avenue in case we are not able to realize an increase in our working capital budget. In addition, we may elect to obtain private financing from certain individuals interested in funding our current operations.

Results of Operation

Period from January 1, 2000 to March 31, 2000

Revenues. We are a developmental stage company as defined in SFAS #7. We have generated minimal revenues since inception, but for the operating period of January 1, 2000 to March 31, 2000, we did not realize cash inflows from outstanding claims. A majority of our claims outstanding will be derived from the state of New York.

Expenses. We incurred expenses of $28,531 for the first quarter of fiscal 2000. These expenses are attributable to the daily operations of our company. More specifically, we are (1) developing the Finders Keepers presence in the unclaimed, property market, (2) obtaining additional property lists from respective state jurisdictions, and (3) marketing our brand name and property location services to the general public and leading corporations. Additionally, our biggest out-of-pocket expense is the salary paid to our sole officer and director who has previously deferred payment of her salary and is slightly drawing less than her weekly allotted salary of $1,145.75.

Net Loss. Without the realization of revenues for the operating period, we have incurred a net loss of $18,637. We anticipated incurring this loss for the time being until such time as we are able to realize pending property claims.

Liquidity and Capital Resources

We have generated minimal revenues to date but we expect to realize pending claims subsequent to the first three months of fiscal year 2000 of which we cannot guarantee. As of March 31, 2000, we have a working capital deficit of $973. We have since incurred short-term debt obligations totaling $2,252 until such time as we are able to realize an increase in cash flow and revenue. In the future, we may deem it necessary to seek to raise additional funds in a private placement or through additional debt financing to augment our working capital.

PART II - OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Name and/or Identification of Exhibit
3(a)	Articles of Incorporation & By-Laws

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

27	Financial Data Schedule
Financial Data Schedule of Finders Keepers, Inc., ending March 31, 2000

(a) These exhibits are hereby incorporated by reference to the Company's previous SEC filings.

SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Finders Keepers, Inc.
(Registrant)

Date: March 12, 2000

By:/s/ Devorah Zirkind

Devorah Zirkind,

President, Chief Executive Officer and Director