Form 10QSB
period 2000-06-30
FINDERS KEEPERS INC
filed 2000-08-14
CIK 1091418

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2000

Or

[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number:

                      Finders Keepers, Inc.
      (Exact name of registrant as specified in its charter)

            Nevada                          88-0429812
(State or other jurisdiction of  (I.R.S. Employer Identification
incorporation or organization)                 No.)

711 Eastern Parkway, Brooklyn,                11213
              NY                            (Zip Code)
(Address of principal executive
           offices)

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

                          FINDERS KEEPERS, INC.
                     (FORMERLY FINDER KEEPERS, INC.)




ITEM 1. FINANCIAL STATEMENTS




STARK TINTER & ASSOCIATES, LLC
Certified Public Accountants
7535 E. Hampden Ave., Ste. 109
Denver, CO 80231
303.694.6700
303.337.8116 fax


ACCOUNTANT'S REVIEW REPORT

Board of Directors
Finders Keepers, Inc.
Las Vegas, NV

We have reviewed the accompanying balance sheet of Finders Keepers, Inc. (a Nevada corporation) as of June 30, 2000 and the related statements of operations and cash flows for the three-month and six-month periods ending June 30, 2000. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.


Another CPA firm has previously audited the balance sheet of Finders Keepers, Inc. (a development stage company) as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the period May 28, 1999 (Inception) to December 31, 1999 (not presented herein) and in their report dated February 15, 2000, they expressed an unqualified opinion on those financial statements.

Denver, Colorado
August 11, 2000


                           Finders Keepers, Inc.
                               Balance Sheet

                                                (unaudited)
                                                 June 30,      December 31,
                                                   2000            1999
Assets

Current assets:
Cash                                               3,451          17,631
Total current assets                               3,451          17,631

                                                   3,451          17,631



Liabilities and Stockholders' Equity

Total liabilities                                    -              -

Stockholders' Equity:
Preferred stock, $0.001 par value, 5,000,000
shares authorized, zero shares issued and
outstanding                                          -              -

Common stock, $0.001 par value, 20,000,000
shares authorized, 11,554,416 and 5,777,208       11,554          5,777
shares
Additional paid-in capital                        74,777          80,554
Retained earnings                                (82,880)        (68,700)
Total stockholders' equity                         3,451          17,631

                                                   3,451          17,631

                             Finders Keepers, Inc.
                            Statement of Operations
                                  (unaudited)

                       Three Months Ending June 30,  Six Months Ending June 30,
                           2000           1999           2000          1999


Revenue                   126,516           -          136,410           -
Cost of Sales            (90,128)           -          (90,128)          -
Gross Profit              36,388            -           46,282           -

Expenses:
General                   31,977            -           60,509           -
administrative
expenses
Total expenses            31,977            -           60,509           -

Other income:
Interest income             13              -             47             -
Total other income          13              -             47             -

Net income (loss)          4,424            -          (14,180)          -

Weighted average
number of
common shares           11,554,416      5,000,000     11,554,416     5,000,000
outstanding

Net income (loss) per        -              -             -              -
share

                                    Finders Keepers, Inc.
                                   Statement of Cash Flows
                                         (unaudited)

                              Three months            Six months
                              ending June 30,         ending June 30,
                                2000           1999   2000            1999

Net income (loss)               4,424             -   (14,180)           -
Decrease in other liabilities  (2,252)
                                2,172             -   (14,180)           -

                                  -               -      -               -
                                  -               -      -               -


Issuance of common stock                        8,510    -             8,510
                                  -             8,510    -             8,510

                                2,172           8,510  (14,180)        8,510
                                1,279             -     17,631           -
                                3,451           8,510    3,451         8,510


Interest paid                     -               -      -               -
Income taxes paid                 -               -      -               -





                        Finders Keepers, Inc.
                    Notes to Financial Statements
                            June 30, 2000

Note 1 - History and Organization of the Company

The Company was organized on May 28, 1999 (Date of Inception) under the laws of the State of Nevada. The Company is authorized to issue 20,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

The Company's principal business objective is to provide confidential, unclaimed property location services to the public and to leading corporations. The Company seeks to assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets, and/or financial belongings anywhere in the United States which have escheated to the state or federal government and governmental agencies.

Note 2 - Summary of Significant Accounting Policies

  1. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

  2. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000.

  3. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2000.

  4. The Company recognizes revenue as a client search is completed and funds are cleared from the escheated account. Cost of goods sold represents the funds paid to the client net of the Company's finder's and processing fees.

Note 3 - Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended June 30, 2000, due to the net loss carryforward and no state income tax in Nevada. Deferred tax assets have been fully reserved with a valuation allowance.

Note 4 - Stockholders' Equity

On May 31, 1999, the Company issued 5,000,000 shares of its $0.001 par value common stock for cash of $8,510 to its one director. Of the total, $5,000 is considered common stock, and $3,510 is considered additional paid-in capital.

On September 2, 1999, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to a Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 636,300 shares of its $0.001 par value common stock at a price of $0.10 per share for total cash of $63,630. In addition, the Company issued 140,908 shares of its $0.001 par value common stock for services valued at $0.10 per share for a total of $14,091.

On March 24, 2000, the Company effected a 2-for-1 stock split of its $0.001 par value common stock, increasing the number of shares issued and outstanding from 5,777,208 shares to 11,554,416 shares.

Note 5 - Warrants and Options

There are no warrants outstanding to acquire any additional shares of common stock.

Note 6 - Year 2000 Issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.

Note 7 - Subsequent Events

On July 27, 2000 the Company's Board of Directors approved a 7 for 1 forward stock split of its common shares. The Company's Certificate of Incorporation has been amended to increase the authorized capital stock of the Company to 250,000,000 shares, all of which will be common stock. The record date for the forward split is Monday, August 7, 2000 with a distribution date of August 9, 2000.




         Item 2.  Management's Discussion and Plan of Operation

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about our business, financial condition and prospects that reflect our assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.
The key factors that are not within our control and that may have a direct bearing on operating results include, but are not limited to, the acceptance of our services, our ability to file and realize claims, our ability to raise capital in the future, the retention of key employees and changes in the regulation of our industry.
There may be other risks and circumstances that we are unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although
there may be certain forward-looking   statements   not   accompanied
by such   expressions.  All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

Overview

Finders Keepers, Inc., provides confidential, unclaimed, property location services to the public and to leading corporations. We assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings anywhere in the United States, which have escheated to the state or federal government and governmental agencies.

We were organized as a Nevada corporation on May 28, 1999. Our principal source of revenue is derived from the realization of claims filed with State agencies for the collection of lost or escheated property. To date, we have recognized material revenue and are working to claim additional assets for our clients.

Currently, we have thousands of claims outstanding to retrieve lost assets that are being held by the government as abandoned property. The realization of the majority of these pending claims is estimated to take between 12 to 18 months from the date of initial filing with the respective jurisdiction. We expect an increase in the realization of claims throughout the next 9 months of operations and have only begun to realize revenues from our property location services.

Concurrently, we intend to relocate and lease office facilities by the end of fiscal year 2000 to facilitate our expansion and the hiring of two additional employees to assist in the processing of claims. In addition, due to the increase in demand for our services we have upgraded our computer, database and telephone systems in order to be more competitive and to handle the volume of calls we are currently and expect to receive. We have upgraded and improved the format of our website design and content, www.moneychest.com, because we believe that it will offer our clients a more thorough resource to learn about our services and to have the ease of use to request the process of claims online. We experience approximately 9,000 hits on our website a month. As of the three months ended, June 30, 2000, we have not allocated any capital commitments to the execution of our plan of operation. Our officer and director has agreed to the advancement of capital on an "as needed" basis until such time that we realize substantive revenue and cash flows. Though obtaining substantial debt financing is not imperative, we reserve the right to pursue such an avenue in case we are not able to realize an increase in our working capital budget. In addition, we may elect to obtain private financing from certain individuals interested in funding our current operations.

Results of Operation

Due to our limited operating history, we believe that period-to-period comparisons of our results of operations are not fully meaningful and should not be relied upon as an indication of future performance. Comparison of the three-month periods ended June 30, 2000 and 1999. Revenue. Our revenues have increased since June 30, 1999, when no revenue was realized. For the three months ending June 30, 2000, we have incurred revenue of $126,516. All revenue is attributable to the realization of the collection of our fees related to the collection of claims previously filed with various state agencies.
Cost of Sales. We are in the business of providing unclaimed property location services. We locate assets that have escheated to the state or federal government and governmental agencies that are holding monies and assets. Upon realization of a claim, we typically collect the assets in our name and disperse the monies to our clients, less our fees. Our fees are dependent upon the agency the assets were received from. Our cost of sales for the three months ended June 30, 2000 was $90,128. This represent the amount of monies dispersed from us to our clients, after taking our fees.

General and Administrative. We incurred expenses of $31,997 for the second quarter of fiscal 2000. These expenses are attributable to the daily operations of our company and consist of expenses for personnel, facilities, professional services and general corporate activities. General and administrative costs increased to $31,977 in the second quarter from zero in the second quarter of 1999. The increase was solely due to the commencing of operations. Due to the growth of our business and continuing expansion of our staff, we expect these expenses to increase. In addition, the costs associated with being a publicly traded company and future strategic acquisitions will also be a contributing factor to increases in this expense.

Other Income (Loss). Other income (loss) consists of interest income. Interest income increased to $13 in the second quarter of 2000 from nothing in the second quarter of 1999. This increase was attributable to an increase in our net cash balance over the second quarter of 1999.

Liquidity and Capital Resources

Since inception, we have funded our primary operations primarily through sales of our equity securities. On September 2, 1999, we completed an offering of our securities whereby we sold 777,208 shares at a price of $0.10 for total cash of $63,630 and in lieu of services rendered in the amount of $14,091.

During the quarter ended June 30, 2000, $14,180 was used in general operations.




                       PART II - OTHER INFORMATION

                Item 6.  Exhibits and Reports on Form 8-K

(a) A list of the exhibits included as part of this quarterly report is set forth in the Exhibit Index which immediately precedes such exhibits and is incorporated herein by this reference.

(b) The following report on Form 8-K was filed during the quarter ended June 30, 2000:

     We filed a report on Form 8-K with the Securities and Exchange Commission on August 3, 2000. The date of the Form 8-K was August 3, 2000. The item reported in the Form 8-K was a change in our principal accountant, due to recent health problems with our former accountant. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused him to make reference to the subject matter of the disagreements in connection with his report.

Exhibit  Name and/or Identification of Exhibit
Number

  3          Articles of Incorporation & By-Laws

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

  13         Annual or Quarterly Reports

             (a) Form 10-KSB for the year ended December 31, 1999. Incorporated by reference to the Company's Annual Report for Small Business Issuers, previously filed with the Commission.

             (b)  Form 10-QSB for the three months ended March 31, 2000.

        Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.
  23         Consent of Experts and Counsel
                       Consents of independent public accountants
  27         Financial Data Schedule
                       Financial Data Schedule of Finders Keepers, Inc., ending June 30, 2000


                               SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Finders Keepers, Inc.
                              (Registrant)


Date:  August 9, 2000

By:/s/ Devorah Zirkind
Devorah Zirkind,
President, Chief Executive Officer and Director