Form 10QSB
period 2000-09-30
FINDERS KEEPERS INC
filed 2000-11-08
CIK 1091418

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2000

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

                               80,880,912


/1/



                          FINDERS KEEPERS, INC.

                            Table of Contents
                                                        Page


PART I - FINANCIAL INFORMATION                           3

Item 1. Financial Statements                             3

Balance Sheet as at September 30, 2000 and December      4
31, 1999

Statement of Operations for the Three and Nine Month     5
Periods Ending September 30, 2000 and 1999

Statement of Cash Flows for the Three and Nine Month     6
Periods Ending September 30, 2000 and 1999

Notes to Financial Statements                            7

Item 2. Management's Discussion and Plan of Operation    9

PART II - OTHER INFORMATION                             10

Item 4.  Submission of Matters to a Vote of Security    10
Holders

Item 6.  Exhibits                                       11

SIGNATURES                                              12


/2/








                          Finders Keepers, Inc.

                              Balance Sheet
                                  as of
                           September 30, 2000
                                   and
                            December 31, 1999

                                   and

                        Statements of Operations
               for the Three and Nine Month Periods Ending
                       September 30, 2000 and 1999

                                   and

                               Cash Flows
               for the Three and Nine Month Periods Ending
                       September 30, 2000 and 1999



/3/


                      Finders Keepers, Inc.

                          Balance Sheet


                                           (unaudited)
                                             September    December
                                                30,         31,
                                               2000        1999
     Assets                                 ----------   ---------

     Current assets:
     Cash                                   $ 10,512      $ 17,631


     Total current assets                     10,512        17,631


     Fixed assets, net                         1,605             -
                                             -------       -------

                                            $ 12,117      $ 17,631
                                             =======       =======

     Liabilities and Stockholders' Equity

     Current liabilities:
     Payroll taxes                            $  394          $  -
     Total current liabilities                   394             -

     Total liabilities                           394             -
                                              ------       -------
     Stockholders' Equity:
     Preferred stock, $0.001 par value,
     5,000,000
             shares authorized, zero shares
             issued and
             outstanding

                                                   -             -
     Common stock, $0.001 par value,
     250,000,000
             shares authorized, 80,880,912,
             and 40,440,456 shares
             issued and outstanding at
             9/30/00 and 12/31/99,
             respectively
                                              80,881        40,440

     Additional paid-in capital                5,450        45,891

     Retained deficit                       (74,608)      (68,700)
                                            --------      --------
     Total stockholders' equity               11,723        17,631
                                            --------      --------

                                            $ 12,117      $ 17,631
                                            ========      ========


The accompanying Notes are an integral part of these financial statements.


/4/



                          Finders Keepers, Inc.

                         Statement of Operations
                               (unaudited)

                           Three           Nine Months
                          Months             Ending
                          Ending          September 30,
                         September
                            30,
                       2000     1999       2000     1999
                      -------  -------    -------  -------

    Revenue         $ 144,269    $ 300  $ 280,679    $ 300


    Cost of Sales   (117,749)        -  (207,877)        -
                    ---------   ------  ---------  -------

    Gross Profit       26,520      300     72,802      300
                    ---------   ------  ---------  -------

    Expenses:
    General and        18,103   32,452     78,611   32,452
    administrative
    Depreciation          145        -        145        -
                    ---------   ------  ---------  -------
    Total expenses     18,248   32,452     78,756   32,452
                    ---------   ------  ---------  -------

    Other income:
    Interest                -      109         46      109
    income
    Total other             -      109         46      109
    income          ---------   ------  ---------  -------

    Net income        $ 8,272 $(32,043)  $ (5,908) $(32,043)
    (loss)          =========  =======  =========  ========


    Weighted
    average number
    of
    common shares  80,880,912 35,000,000 80,880,912 35,000,000
    outstanding    ========== ========== ========== ==========


    Net income           $  -       $  -      $  -        $  -
    (loss) per     ========== ========== ========== ==========
    share


The accompanying Notes are an integral part of these financial statements.


/5/




                          Finders Keepers, Inc.

                         Statement of Cash Flows
                               (unaudited)

                         Three months        Nine months
                       ending September   ending September
                              30,                30,
                        2000       1999      2000      1999
                     --------   --------   -------    -------
Cash flows from
operating activities
Net income (loss)     $ 8,727  $(32,043)  $(5,908)  $(32,043)


Depreciation expense      145         -       145          -
Increase in payroll       394       591       394        591
taxes                 -------  --------   -------   --------
Net cash provided       8,811   (31,452)   (5,369)   (31,452)
(used) by operating
activities

Cash flows from
investing activities
Purchase of fixed      (1,750)        -    (1,750)         -
assets                -------  --------   -------   --------
Net cash used by       (1,750)        -    (1,750)         -
investing activities

Cash flows from
financing activities
Issuance of common          -    67,080         -     67,080
stock                 -------  --------   -------   --------
Net cash provided by        -    67,080         -     67,080
financing activities

Net increase            7,061    35,628    (7,119)    35,628
(decrease) in cash
Cash - beginning        3,451         -    17,631          -
Cash - ending         -------  --------   -------   --------
                     $ 10,512  $ 35,628  $ 10,512   $ 35,628
                      =======  ========   =======   ========
Supplemental
disclosures:
Interest paid            $  -      $  -      $  -       $  -
                      =======  ========   =======   ========
Income taxes paid        $  -      $  -      $  -       $  -
                      =======  ========   =======   ========


The accompanying Notes are an integral part of these financial statements.


/6/




                          Finders Keepers, Inc.
                      Notes to Financial Statements



Note 1 - History and Organization of the Company

The Company was organized on May 28, 1999 (Date of Inception) under the laws of the State of Nevada. The Company is authorized to issue 250,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.

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

2. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.

3. The cost of equipment is depreciated over the estimated useful life of the equipment utilizing the straight line method of depreciation.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of September 30, 2000.

5. The Company recognizes revenue as a client search is completed and funds are cleared from the escheated account. Cost of goods sold represents the funds paid to the client net of the Company's finder and processing fees.

Note 3 - Fixed Assets

The Company purchased computer equipment in the amount of $1,750 and recorded depreciation expense in the amount of $145 during the period ended September 30, 2000.


/7/

                          Finders Keepers, Inc.
                      Notes to Financial Statements



Note 4 - Income Taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities. A deferred tax asset has been fully reserved.

Note 5 - Stockholders' Equity

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

On July 27, 2000 the Company's Board of Directors approved a 7 for 1 forward stock split of its common shares. The Company's Certificate of Incorporation has been amended to increase the authorized capital stock of the Company to 250,000,000 shares, all of which will be common stock. The record date for the forward split is Monday, August 7, 2000 with a distribution date of August 9, 2000. $69,326 and $34,663 have been adjusted from additional paid-in capital to common stock to reflect the stock split as of September 30, 2000 and December 31, 1999, respectively.

Note 6 - Warrants and Options

There are no warrants outstanding to acquire any additional shares of common stock as of September 30, 2000.


/8/



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

General

Finders Keepers, Inc., provides confidential, unclaimed property location services to the public and to leading corporations. We assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings anywhere in the United States, which have escheated to the state or federal government and governmental agencies.

We were organized as a Nevada corporation on May 28, 1999. Our principal source of revenue is derived from a $9.95 fee received for performing an initial search for unclaimed or lost assets. In addition, the Company receives a 15% recovery fee upon the collection of lost, unclaimed or escheated property.

The executives of Finders Keepers, Inc. have over three years experience in this niche market. Their expertise includes the processing of Estate Claims that often involved the location of the rightful heirs of the estate, and the statutes and operations of Surrogate Courts.

Results of Operation

Due to the increase in demand for our services we have upgraded our computer, database and telephone systems in order to be more competitive and to handle the volume of calls we are currently and expect to receive. We have upgraded and improved the format of our website design and content, www.moneychest.com, because we believe that it will offer our clients a more thorough resource to learn about our services and to have the ease of use to request the process of claims online. We experience approximately 9,000 to 11,000 hits on our website a month, however, our main focus is on locating lost, unclaimed, or escheated property and then locating the rightful owner of the property ourselves. This is where we believe we will experience the greatest revenue growth.

Our revenues for the quarter ended September 30, 2000 were $144,269. This represents a 14% increase from the quarter ended June 30, 1999, when we reported revenue of $126,516. All revenue is attributable to the realization of the collection of our fees related to the collection of claims previously filed with various state agencies. Costs of goods for the quarter ended September 30, 2000 were $117,749. This represents the funds paid to the client net of the Company's finder and processing fees. After expenses we reported net income of $8,272, an 87% increase over the net income of $4,424 reported June 30, 2000.

Future Business

Our goal is to relocate and lease office facilities by the end of fiscal year 2000 to facilitate our expansion and the hiring of two additional employees to assist in the processing of claims. We foresee a continuing increase in demand for our services and hope to be able to expand operations along the east coast by early 2001.

Liquidity and Capital Resources

Since inception, we have funded our primary operations primarily through the sale of our equity securities. On September 2, 1999, we completed an offering of our securities whereby we sold 777,208 shares at a price of $0.10 for total cash of $63,630 and in lieu of services rendered in the amount of $14,091. Current expenses can be supported by existing revenues, however, should we decide to expand on a larger scale, additional funding would be required.

During the quarter ended September 30, 2000, $18,103 was used in general operations.


/9/




                       PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders

  (a) Finders Keepers, Inc. held an annual stockholder meeting on July 5, 2000.

  (b) Since the inception of the company in May of 1999 the number of directors has been fixed at (1) one:

        NAME OF        DIRECTOR     AGE          POSITION
        NOMINEE         SINCE
       ---------     -----------   -----     ----------------
       Devorah L.     May, 1999      28     President, CEO and
        Zirkind                                  Director

  (c) Issue 1: To elect one director to serve on the Board of Directors for the ensuing year and until their respective successors are duly elected and qualified.

     Result:   Devorah L. Zirkind was elected unanimously to the Board of
          Directors

     Issue 2: To transact other business as may properly come before the Annual Meeting and any adjournment or adjournments thereof.

     Result:    No  other  business was transacted and  the  meeting  was
          adjourned.


/10/



                            Item 6.  Exhibits

Exhibit      Name and/or Identification of Exhibit
Number

  3          Articles of Incorporation & By-Laws

                (a) Articles of Incorporation of the Company filed May 28, 1999. Incorporated by reference to the exhibits to the Company's General Form For
                Registration Of Securities Of Small Business
                Issuers on Form 10 - SB, previously filed with the Commission.

                (b)  By-Laws of the Company adopted May 31, 1999.
                Incorporated by reference to the exhibits to the Company's General Form For Registration Of
                Securities Of Small Business Issuers on Form 10 -
                SB, previously filed with the Commission.

  13         Annual or Quarterly Reports

                (a) Form 10-KSB for the year ended December 31, 1999. Incorporated by reference to the Company's Annual Report for Small Business Issuers, previously filed with the Commission.

                (b) Form 10-QSB for the six-month period ended June 30, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.

  27         Financial Data Schedule

                Financial Data Schedule of Finders Keepers, Inc., ending September 30, 2000




/11/



                               SIGNATURES

Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Finders Keepers, Inc.

                              (Registrant)


Date:  November 7, 2000


By:/s/ Devorah Zirkind
Devorah Zirkind, President, Chief Executive Officer and Director


/12/