Form 10KSB
period 2000-12-31
FINDERS KEEPERS INC
filed 2001-03-26
CIK 1091418

United States
                  Securities and Exchange Commission
                        Washington, D.C. 20549
                       ------------------------
                              Form 10-KSB

     [X]   Annual Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934

           For the Fiscal Year Ended December 31, 2000

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the Transition Period from __________ to __________

                     Commission File Number 0-27323

                         Finders Keepers, Inc.
        (Exact Name of Registrant as Specified in its Charter)

                   Nevada                         88-0429812
     (State or other jurisdiction of          (I.R.S. employer
      incorporation or organization)       identification number)

    711 Eastern Parkway, 3rd Floor Brooklyn, NY         11213
      (Address of principal executive offices)        (Zip code)

  Registrant's Telephone Number, Including Area Code: (718) 363-0588

   Securities Registered Pursuant to Section 12(b) of the Act: NONE

        Securities Registered Pursuant to Section 12(g) of the Act:
  Common Stock, $0.001 par value per share, 200,000,000 shares authorized,

      80,880,912 issued and outstanding as of December 31, 2000.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock reported on OTCBB, was $889,690 as of March 15, 2001.(1) For the purposes of this computation, all executive officers, directors and 5% shareholders of the Company have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the Company.

               -----------------------------------------


/1/


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


                                PART I

ITEM 1 -- BUSINESS.

Overview and History

Finders Keepers, Inc. ("Finders Keepers" or the "Company"), a Nevada corporation incorporated on May 28, 1999, is a developmental stage company with a principal business objective to provide unclaimed property location services to the public and to leading corporations. We seek to assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings anywhere within the United States. We attempt to locate assets that have escheated to the state or to the federal government or governmental agencies. These assets include monies derived from uncashed checks, dormant savings and checking accounts, lost or forgotten stocks and dividends, unclaimed certificates of deposit ("CDs"), forgotten safe deposit boxes and various other unclaimed assets. We then try to locate the rightful owners or an entitled beneficiary. Upon locating the entitled person or entity, we complete the necessary paperwork to have these assets released for a "finders" fee.

Industry Background

Government Agencies holding escheated funds do not take permanent title to the property but act as custodians to safeguard it for the rightful owner or their heir until claimed.

Unclaimed property consists of various types of property: savings and checking accounts, stocks and bonds, dividends, insurance refunds or claims. There are many ways owners (and heirs) lose track of assets. These reasons include: Lost mail, records being lost, wrong address, or just the fact that a person moves and does not notify the financial institution to forward mail to the new address. Also in the case of money's left to an Estate, the Will could have an old address and therefore the Executors will have no way to contact the rightful family members entitled to the funds. Funds and assets become escheated to the Government because of failure to update old Bank accounts or to change the address on Shares of Stock from an old address to a new address. After a certain time period when funds are in a dormant status with a Bank or financial institution ranging from 1 year to 15 years depending on the assets, the financial institution then turns the funds over to either Federal or State abandoned property offices to hold till the righfull owner comes and makes a claim for their assets, which usually consists of filing paperwork and


/2/


some identification to prove entitlement to the funds. Each State will try to locate the rightful owner of the property, however,in most cases they usually have an outdated address making it almost impossible for them to find the owner. Most State offices only publish a yearly notice of abandoned assets in their possession.

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

New Product Offerings

We have neither offered a new product in the past year, nor do we foresee introducing any new products in the upcoming year.

Research and Development Activities

We have purchased new lists of lost assets. These lists are currently being used to contact potential clients.

Principal Products and Services

Finders Keepers' objective is to provide unclaimed property services, thereby facilitating the recovery of lost and/or missing assets due to the rightful individuals and corporations. We obtain lists of escheated assets and attempt to reunite individuals or corporations with those assets. We seek to verify owners through phone calls, direct mail or personal contact.

The Claim Process. We conduct searches utilizing telephone and professional directories, as well as online search engines, to locate asset owners. If we are able to verify rightful ownership and documentation, Finders Keepers contacts these individuals or corporations in a timely manner to inform them of their claim, which consists of a sent written notification, a placed phone call and/or an in-person notification, if needed. If we deduce that a subject individual is deceased, we will go to court and make copies of the unclaimed asset(s) and the rightful executor and locate him, her or them in order to return the asset(s) to the estate. In dealing with corporations, we will first contact the Comptroller or Treasurer of the company because that individual is the person responsible and has the authority to commence with the transaction on behalf of the organization. Finders Keepers files claims for clients who contract us to do so, it does not claim the funds for itself.

We obtain lists from the Comptrollers Office in those states we intend to search for missing property. These lists typically contain the name of an individual or corporation, whose assets have escheated to the local government, the last known address where the property was sent and the year it was turned over to the government.

It typically takes the state(s) and/or government agencies a significant length of time after a claim is filed before the assets are disbursed. The period of time between a claim and the disbursement of assets can range anywhere from (three) 3 months to
(two) 2 years.


/3/


Distribution, Marketing and Customer Relations

Finders Keepers operates a web site (www.moneychest.com) whereby individuals are able to contact us directly to perform a search. We intend to leverage technology to (i) personalize the user experience,
(ii) increase the effectiveness of searches for missing property and potential claimants, (iii) improve operating efficiency and (iv) supplement our traditional customer interaction methods. This web-based service allows for a convenient and efficient inquiry into unclaimed and abandoned property by submitting a search on two (2) names for an initial fee of $9.95. If successful in locating a claim for these individuals, this initial charge is deducted from the applicable fee percentage allowable on unclaimed assets which generally ranges from 5% to 20% of the aggregate amount of the claim.

We have retained the services of TeleMasters, Inc., a local Brooklyn, NY company that operates a "call center" with dozens of trained telemarketers. The contract calls for 50 hours of telemarketing services to be performed at a promotional rate of $29.50 per hour. After the first 50 hours, the rate increases to $32 per hour (see exhibit 10 TeleMasters, Inc. and Finders Keepers, Inc. agreement).
The contract is renewable on an ongoing basis after each 50 hours of service is performed. The telemarketers have extensive customer service experience and the ability to reach a much larger and broader clientele base in a very cost effective way. We provide TeleMasters, Inc. with lists of abandoned assets and the phone numbers of the rightful owners. Finders Keepers, Inc. therefore, does not need to hire and train new employees to perform these tasks. Through the outsourcing of these functions we have been able to generate an increase in signed claims of approximately 25%. As TeleMasters, Inc. has sufficient resources to handle our business, additional expenditures in terms of increased office space and new equipment were not required.

However, we will continue to evaluate the potential benefit of marketing our services through other mediums such as Internet banner advertising, radio or television commercials and/or print materials. In addition, we presently engage Internet portal sites and search engines, such as Excite and Yahoo, to increase awareness of our services.

Competition

Management believes that the primary competitive factors affecting our operations are reputation, speed and efficiency of claim reclamations, quality of personalized service, marketing, convenience, reliability, ability to purchase sufficient lists and directories of unclaimed or undistributed property/assets and the ability to find owners of property/assets held by various agencies.

The market for asset reclamation services is fragmented, rapidly evolving and intensely competitive. Barriers to entry are minimal, and current and new competitors can conduct operations at a relatively low cost. We compete with (i) various online companies that provide similar services, (ii) individuals who are knowledgeable of the procedures and processes to reclaim assets, and (iii) a large number of small entities with regional operations around the country.

Increased competition may result in reduced operating margins, loss of market share and a diminished brand franchise. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may from time to time make certain pricing, service or marketing decisions or acquisitions that could have a material


/4/


adverse effect on our business, prospects, financial condition and results of operations.

Government Regulation

We are currently subject to regulation from various state and federal governmental agencies. Laws governing issues such as the maximum finders fees applicable to the aggregate amount and required licenses to conduct business are determined at the state and local level. Any such legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to our services could have a material adverse effect on our business, prospects, financial condition and results of operations.

We believe that the regulations governing the escheated property industry will not have a material effect on our current operations. However, various federal and state agencies may propose new legislation which may adversely affect our business, financial condition and results of operations.

Proprietary Rights

We believe that our success is dependent in part on our ability to obtain lists and directories of unclaimed property/assets from state(s) and government agencies. Although asset lists and directories provided by the states, government and governmental agencies are public knowledge, we regard the methods and procedures we seeks to employ to collect claims as intellectual property. We plan to rely primarily on a combination of copyright, trademark and trade secret laws and contractual restrictions to establish and protect our proprietary rights. There can be no assurance that the steps taken by us will be sufficient to prevent misappropriation of our proprietary rights or that our competitors will not independently develop methods or operations that are substantially equivalent or superior to ours.

Although we believe that our operations do not infringe on any copyright or any other proprietary rights of third parties, there can be no assurance that those parties will not assert that our business procedures infringe their proprietary rights. We have no assurance that third parties will not obtain, or do not have, patents covering features of our operations, in which event we or our customers might be required to obtain licenses to use such features. If a patent holder refuses to grant a license on reasonable terms or at all, we may be required to alter or stop marketing certain products.

Employees

We presently have one (1) full time employee. Our employee is currently not represented by a collective bargaining agreement, and we believe that our relations with our employee is good.

RISK FACTORS

The following discussion contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and in Item 6, "Management's Discussion and Analysis of Financial Condition or Plan of Operation."


/5/


Limited Operating History

We were incorporated on May 28, 1999, with a principal business objective to provide confidential, unclaimed property services to the public and to leading corporations. We have a limited operating history on which to base an evaluation of our business and prospects. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in evolving markets such as ours. These risks would include, but are not limited to, an evolving and unpredictable business model, dependence on the growth in use of the services we provide, the acceptance of our services, the ability to obtain lists and directories of missing properties/assets and to find the proper owners of those properties/assets, rapid technological change and the management of growth. To address these risks, we must, among other things, increase our clientele and user base, implement and successfully execute our business and marketing strategy, develop and upgrade our technology, respond to competitive developments, and obtain sufficient lists and directories of lost, missing or unclaimed property/assets. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business, prospects, financial condition and results of operations.

We believe that our success will depend in large part on our ability to (i) obtain lists and directories of undistributed property from federal and state governments and governmental agencies, (ii) provide outstanding value and superior service, and (iii) achieve sufficient volume to realize economies of scale. Accordingly, we intend to invest in technology and property/asset lists and directories from the respective state(s) and government agencies. We anticipate disbursements from the state(s) and/or government agencies to take significant lengths of time after a claim is filed. As a result, we believe that we may incur operating losses for the foreseeable future, and that the rate at which such losses may be incurred may increase significantly. In view of the rapidly evolving nature of our business and our limited operating history, we believe that period-to-period comparisons of our operating results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Unpredictability of Future Revenues; Potential Fluctuations in
Quarterly Operating Results; Seasonality

As a result of our limited operating history and the nature of the market in which we compete, we are unable to accurately forecast our revenues. Our future expense levels are based largely on our investment plans and estimates of future revenues and are, to a large extent, fixed. Operating results generally depend on the volume of, timing of and ability to fulfill claims, which are difficult to forecast. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to our planned expenditures would have an immediate adverse effect on our business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, we may, from time to time, make certain service or marketing decisions that could have a material adverse effect on our business, prospects, financial condition and results of operations.

We anticipate that we may experience significant fluctuations in our future quarterly operating results due to a variety of factors, many of which are outside of our control. Factors that may adversely affect our quarterly operating results include (i) our ability to purchase sufficient property/asset lists and directories from the respective state(s) and governmental agencies; (ii) our ability to file claims at a steady rate; (iii) our ability to realize claims and


/6/


maintain gross margins; (iv) the announcement or introduction of new sites, services and products by our competitors; (v) our ability to continue to maintain our web site; (vi) the level of use of the Internet and online services and increasing consumer acceptance of the Internet and other online services for the fulfillment of claims such as those we provide; (vii) our ability to upgrade and develop our systems and infrastructure; (viii) the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; and (ix) governmental regulation.

Due to the foregoing factors, in one or more future quarters our operating results may fall below the expectations of securities analysts and investors. In such event, the trading price of our Common Stock would likely be materially adversely affected.

Competition

Many of our potential competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, asset reclamation firms may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies as use of such services increase. Certain of our competitors may be able to secure property/asset lists and directories from the respective state(s) and government agencies in greater quantities, devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to Web site and systems development than we can. The competitive pressures we face may have a material adverse effect on our business, prospects, financial condition and results of operations (see Item 1. "Competition").

Dependence on Key Personnel; Need for Additional Personnel

Our performance is substantially dependent on the services and on the performance of our President and CEO, Devorah L. Zirkind. Our performance also depends on our ability to effectively manage our business activities. The loss of the services of our executive officer, companies we contract to provide assistance, or other key employees that we may hire in the future could have a material adverse effect on our business, prospects, financial condition and results of operations. We have not entered into long-term employment agreements with our executive officer, nor do we currently carry a "Key Man" life insurance policy. Our future success may also depend on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, marketing and customer service personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, assimilate or retain sufficiently qualified personnel. The failure to attract and retain the necessary technical, managerial, marketing and customer service personnel could have a material adverse effect on our business, prospects, financial condition and results of operations.

Risk of Capacity Constraints; Reliance on Externally and Internally Developed Systems; System Development Risks

A key element of our strategy is to generate a high volume of traffic on, and use of, our Web site. Accordingly, the satisfactory performance, reliability and availability of our Web site, transaction-processing systems and network infrastructure will be critical to our reputation and our ability to attract and retain users and maintain adequate customer service levels.

Our revenues will depend on the number of visitors who initiate individual asset searches on our Web site, the number of claims filed, the response time taken by the


/7/


government and various agencies, the
size of the claim and the volume of claims we fulfill. We are currently using externally developed systems for our Web site, search engine and material portions of our transaction processing and order management. Our inability to add additional software and hardware or to develop or upgrade our technology or network infrastructure to accommodate increased traffic on our Web site or increased search volume may cause unanticipated system disruptions, slower response times, degradation in levels of customer service, impaired quality and speed of fulfillment, and delays in reporting accurate financial information. Any system interruptions that result in the unavailability of our Web site or reduced claim fulfillment performance would reduce the volume of searches initiated and the attractiveness of our service offerings.

Although we intend to work to prevent unauthorized access to our data, it is impossible to completely eliminate this risk. There can be no assurance that we will be able, in a timely manner, to effectively upgrade and expand our transaction processing and order management systems or to integrate smoothly any newly developed or purchased modules with our existing systems. Any inability to do so could have a material adverse effect on our business, financial condition and results of operations.

Growth Strategy Implementation; Ability to Manage Growth

We anticipate that significant expansion will be required to address potential growth in our customer base and market opportunities. Our expansion is expected to place a significant strain on our management, operational and financial resources. To manage any material growth of our operations and personnel, we may be required to improve existing operational and financial systems, procedures and controls, and to expand, train and manage an increased employee base. Further, our management may be required to develop relationships with various governmental agencies, other Web sites and other Web service providers, Internet and other online service providers and other third parties necessary to our business. There can be no assurance that our planned personnel, systems, procedures and controls will be adequate to support our future operations, that management will be able to hire, train, retain, motivate and manage required personnel or that our management will be able to successfully identify, manage and exploit existing and potential market opportunities. If we are unable to manage growth effectively, our business, prospects, financial condition and results of operations will be materially adversely affected.

Risks Inherent in Business Operations

We are subject to all the risks inherent in a small company seeking to develop, market and distribute new products and services concerning asset location and reclamation. The likelihood of our success must be considered, in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products and services in a competitive environment.

Possible Future Issuance of Common Stock

We are authorized to issue up to 200,000,000 Shares of Common Stock. As of December 31, 2000, there were 80,880,912 shares of Common Stock issued and outstanding. Additional issuances of Common Stock may be required to raise capital, to acquire stock or assets of other companies, to compensate employees or to undertake other activities without stockholder approval. These additional issuances of Common Stock will increase outstanding shares and further dilute stockholders' interests. Because our Common Stock is currently subject to the existing rules on penny stocks, the market liquidity for our securities can be severely adversely affected.


/8/


ITEM 2. -- PROPERTIES.

Our 100 square foot corporate headquarters are located at 711 Eastern Parkway, 3rd floor, Brooklyn, New York 11213. The office space is provided at no cost by the sole officer and director of Finders Keepers, Inc. We do not have any additional facilities. There are currently no proposed programs for the renovation, improvement or development of the properties currently being utilized by us other than cleaning and maintenance of the office premises.


ITEM 3 -- LEGAL PROCEEDINGS.

We were not subject in the year 2000, nor are we currently subject to any legal proceedings.


ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A definitive proxy statement (Form 14A) was filed with the Securities and Exchange Commission on June 6, 2000 to announce our Annual Meeting of Stockholders. This meeting was held at our corporate offices at noon on Wednesday, July 5, 2000. The matters addressed were as follows:

1. A Board of Directors consisting of one director, was elected to serve until the next annual meeting of stockholders and until there successor(s) have been duly elected and qualified or until her earlier resignation or removal.

The following nominee was elected:

NAME OF NOMINEE   DIRECTOR SINCE       AGE           POSITION
Devorah Zirkind      May, 1999          30        President/CEO
                                                       and
                                                     Director

2. To transact such other business as may properly come before the Annual Meeting and any adjournment or adjournments thereof.

No other business was transacted.


/9/


                                    PART II


ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

Our common stock, par value $0.001 per share, is traded on the Over-the-Counter Bulletin Board (OTCBB) under the symbol "FDKP."

Our common stock was cleared for trading on the OTCBB on March 3, 2000 and began formal trading on March 7, 2000. The following table sets forth the high and low price for our common stock on the OTCBB.

                                                        HIGH       LOW
     2000
     For the period (Mar 7, 2000 to Dec 31, 2000)       1.00       .01

Our OTCBB quotations reflect inter-dealer prices, without retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions.

HOLDERS

As of December 31, 2000 there were 75 stockholders of record of our Common Stock.

DIVIDEND POLICY

We have not paid cash dividends on our Common Stock and do not intend to pay any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

On May 31, 1999, the Company issued 70,000,000 shares of its $0.001 par value common stock for cash of $8,510 to its one director.

On September 2, 1999, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to a Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 8,908,200 shares of its $0.001 par value common stock at a price of $0.10 per share for total cash of $63,630. In addition, the Company issued 1,972,712 shares of its $0.001 par value common stock for services valued at $0.10 per share for a total of $14,091.

On March 24, 2000, the Company effected a 2-for-1 stock split of its $0.001 par value common stock, increasing the number of shares issued and outstanding from 5,777,208 shares to 11,554,416 shares.

On July 27, 2000 the Company's Board of Directors approved a 7 for 1 forward stock split of its common shares. The Company's Certificate of Incorporation has been amended to increase the authorized capital stock of the Company to 200,000,000 shares, all of which will be common stock. The record date for the forward split is Monday, August 7, 2000 with a distribution date of August 9, 2000.


/10/


Item 6. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

General

We were organized on May 28, 1999, and engage in the business of providing confidential, unclaimed, property location and reclamation services to the public and to leading corporations. We seek to assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings anywhere in the United States which have escheated to the state or federal government and governmental agencies. We have a limited operating history and have not generated significant revenues from the services we provide. Future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, the level of competition and our ability to satisfy governmental regulations and deliver our services while maintaining quality and controlling costs.

Results of Operation

We continue to experience approximately 9,000 to 11,000 hits on our website on a monthly basis, however, our main focus is on locating lost, unclaimed, or escheated property and then locating the rightful owner of the property ourselves. This is where we believe we will experience the greatest revenue growth. It is for this reason that we enlisted the services of TeleMasters, Inc. on November 27, 2000. As discussed in Item 1. Distribution, Marketing and Customer Relations, this relationship will allows us to increase our footprint in this market.

Our revenues for the year ended December 31, 2000 totalled $107,782. This represents an increase of $103,490 from the year ended December 31, 1999, when we reported revenue of $4,292. All revenue is attributable to the realization of the collection of our fees related to the collection of claims previously filed with various state agencies. As stated previously, it takes anywhere from 3 months to 2 years to complete the collection process, we are seeing our revenues increase as many of our earlier claims begin to close. We expect to increase our claims for the year 2001 by 20% to 30% from year 2000 levels. This percentage may even be greater depending upon the success of our arrangement with TeleMasters, Inc.

General and administrative (G&A) expenses for the year ended December 31, 2000 were $117,087 compared to $73,142 for the year ended December 31, 1999. Although this represents an increase of 60%,the $73,142 represents G&A expenses from inception (May 28, 1999) to December 31, 1999 or approximately seven months. Annualized these expenses come to $125,386, or roughly equal to the $117,087 of G&A expenses incurred


/11/


in 2000.

Future Business

Due to the length of time to realize claims, Finders Keepers believes that prudent management of its current cash flow is necessary to ensure coverage of salaries and expenses. Management believes that this can be done without borrowing money or issuing more securities which would dilute shareholder value. It is our intent to continue our efforts to reduce variable overhead expenses in response to the significant lagtime we experience upon realizing claimed properties. Though we may deem it necessary in the future to seek to raise additional funds in a private placement or obtain debt financing.

Liquidity and Capital Resources

We have achieved operating profitability as of December 31, 2000. It is anticipated that we will realize pending claims during the next 12 months although we cannot guarantee with any certainty the resolution of these claims. We believe that we will be able to continue existing operations for the next 12 to 24 months based solely on our projected revenues, however, the use of bank, personal, or other loans obtained through private and or public sources by Finders Keepers may be necessary to offset capital requirements in the next 12 months. From inception through the second quarter of the year 2000, we have financed our cash flow requirements through the issuance of common stock. During our normal course of business, we may experience net negative cash flows from operations caused by the pending receipt of sales revenues. Further, we may be required to obtain additional financing to fund operations through further common stock offerings and bank borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.


/12/


Item 7. -- FINANCIAL STATEMENTS.











                           TABLE OF CONTENTS


                                                           PAGE

INDEPENDENT AUDITORS' REPORT                                 1

BALANCE SHEET                                                2

STATEMENT OF OPERATIONS                                      3

STATEMENT OF STOCKHOLDERS' EQUITY                            4

STATEMENT OF CASH FLOWS                                      5

NOTES TO FINANCIAL STATEMENTS                               6-10


/13/


STA

          Stark Tinter & Associates, LLC

                                Certified Public Accountants
                                       Financial Consultants


               INDEPENDENT AUDITORS' REPORT


Shareholders and Board of Directors
Finders Keepers, Inc.
Brooklyn, New York

We  have  audited the accompanying balance sheet of  Finders
Keepers, Inc. as of December 31, 2000, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Finders Keepers, Inc. as of December 31, 2000, and the results of its operations, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Stark Tinter & Associates, LLC
Denver, Colorado
March 9, 2001



                                   1


/14/


                         Finders Keepers, Inc.
                             Balance Sheet
                           December 31, 2000



Assets

Current Assets

  Cash                                                   $    6,622
                                                         ----------
     Total Current Assets                                     6,622
                                                         ----------
Fixed assets, net                                             1,546
                                                         ----------
                                                         $    8,168
                                                         ==========


Liabilities and Stockholders' Equity


Current Liabilities:                                     $        -
                                                         ----------
     Total Current Liabilities                                    -
                                                         ----------
Stockholders' Equity:

  Preferred stock, $.001 par value, 25,000,000
     shares authorized, ; no shares issued and
     outstanding                                                  -
  Common stock, $.001 par value, 200,000,000
     shares authorized, 80,880,912 shares issued and
     outstanding                                             80,881
Additional paid-in capital                                    5,450
Accumulated deficit                                         (78,163)
                                                         ----------
                                                              8,168
                                                         ----------
                                                         $    8,168
                                                         ==========














 The accompanying notes are an integral part of these financial statements.

                                   2


/15/


                         Finders Keepers, Inc.
                        Statement Of Operations
             Year Ended December 31, 2000, and the Period
          from Inception (May 28, 1999) to December 31, 1999




                                                   2000           1999
                                               ------------   ------------

Revenue, net                                   $    107,782   $      4,292
                                               ------------   ------------

Expenses:
  General and administrative                        117,087         73,142
  Depreciation                                          204              -
                                               ------------   ------------
    Total expenses                                  117,291         73,142
                                               ------------   ------------

Operating (loss)                                    (9,509)       (68,850)
                                               ------------   ------------

Other income
  Interest income                                        46            150
                                               ------------   ------------

Net (loss)                                     $    (9,643)   $   (68,700)
                                               ============   ============

Weighted average number of
common shares outstanding - basic and fully
diluted                                          80,880,912     76,089,318
                                               ============   ============

Net (loss) per share - basic and fully diluted $     (0.00)   $     (0.00)
                                               ============   ============


















 The accompanying notes are an integral part of these financial statements.

                                   3


/16/


                                  Finders Keepers, Inc.
                       Statement Of Changes In Stockholders' Equity
                Period from Inception (May 28, 1999) to December 31, 2000


                       Common Stock    Additional                   Total
                   -------------------   Paid-in    Accumulated  Stockholders'
                      Shares   Amount    Capital      Deficit       Equity
                   ---------- -------- ---------- -------------- -------------
May 1999
Founders shares
issued for cash    70,000,000 $  8,510 $        -   $          -   $     8,510

August 1999
Donated capital                               100                          100

September 1999
Shares issued
for cash
pursuant to
Rule 504
offering            8,908,200    8,908     54,722                       63,630

September 1999
Shares issued
for services        1,972,712    1,973     12,118                       14,091

Reclassification
of paid in
capital                         61,490    (61,490)                           -

Net (loss) for the
period ended
December 31, 1999                                        (68,700)      (68,700)
                   ---------- -------- ---------- -------------- -------------

Balance,
December 31, 1999  80,880,912   80,881      5,450        (68,700)       17,631

Net (loss) for
the year ended
December 31, 2000                                         (9,463)       (9,463)
                   ---------- -------- ---------- -------------- -------------
Balance,
December 31, 2000  80,880,912 $ 80,881 $    5,450 $      (78,163)$       8,168
                   ========== ======== ========== ============== =============








 The accompanying notes are an integral part of these financial statements.

                                   4


/17/


                              Finders Keepers, Inc.
                             Statement Of Cash Flows
                  Year Ended December 31, 2000, and the Period
               from Inception (May 28, 1999) to December 31, 1999





                                                     2000           1999
                                                 ------------   ------------
Cash Flows From Operating Activities

  Net (loss)                                     $     (9,463)  $    (68,700)
  Depreciation expense                                    204              -
  Services paid for by issuance of common stock             -        (14,091)
                                                 ------------   ------------
Net cash (used in) operating activities                (9,259)       (54,609)
                                                 ------------   ------------

Cash Flows From Investing Activities

  Purchase of fixed assets                             (1,750)             -
                                                 ------------   ------------
Net cash (used in) investing activities                (1,750)             -
                                                 ------------   ------------

Cash Flows From Financing Activities

  Issuance of common stock                                  -         72,240
                                                 ------------   ------------
Net cash provided by financing activities                   -         72,240
                                                 ------------   ------------

Net increase (decrease) in cash                  $    (11,009)  $     17,631
                                                 ------------   ------------

Cash - beginning                                       17,631              -
                                                 ------------   ------------
Cash - ending                                    $      6,662   $     17,631
                                                 ============   ============
Supplemental disclosures:
  Interest paid                                  $          -   $          -
                                                 ============   ============
  Income taxes paid                              $          -   $          -
                                                 ============   ============

Non cash investing and financing activities:
  Stock issued for services                      $          -   $     14,091
                                                 ============   ============













 The accompanying notes are an integral part of these financial statements.

                                   5


/18/


                         Finders Keepers, Inc.
                     Notes to Financial Statements
                           December 31, 2000


Note 1 - Summary of significant accounting policies

Organization

The Company was organized on May 28, 1999 (Date of Inception) under the laws of the State of Nevada. The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock and 25,000,000 shares of $0.001 par value preferred stock.

The Company's principal business objective is to provide confidential, unclaimed property location services to the public and to leading corporations. The Company seeks to assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets, and/or financial belongings anywhere in the United States, which have escheated to the state or federal government and governmental agencies.

Through December 31, 1999, the Company had been in the development stage. Effective January 1, 2000, the Company commenced significant operations and was no longer considered to be in the development stage.

Use of estimates

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

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents.

Equipment

Property  and  equipment are recorded at cost.   Minor  additions  and
renewals are expensed in the year incurred. Major additions and renewals are capitalized and depreciated over their estimated useful lives. Depreciation is calculated using the straight-line method over the estimated useful lives as follows:

          Computer equipment                       5 years


                                   6


/19/


                         Finders Keepers, Inc.
                     Notes to Financial Statements
                           December 31, 2000


Revenue recognition

The Company recognizes finder's fee and processing fee revenue as a client search is completed and funds are cleared from the escheated account.

Advertising costs

The   Company   expenses  all  costs  of  advertising   as   incurred.
Advertising costs included in selling, general and administrative expenses aggregated $2,228 and $105 in 2000 and 1999, respectively.

Fair value of financial instruments

Fair  value  estimates discussed herein are based upon certain  market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2000.

Earnings per share

The  Company  follows Statement of Financial Accounting Standards  No.
128. "Earnings Per Share" ("SFAS No. 128"). Basic earning per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents, were not considered as their effect would be anti dilutive.


                                   7


/20/


                         Finders Keepers, Inc.
                     Notes to Financial Statements
                           December 31, 2000


Segment reporting

The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in


                                   8

/21/


                         Finders Keepers, Inc.
                     Notes to Financial Statements
                           December 31, 2000


earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not expect SFAS No. 133 to have a material impact on earnings and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

Note 2 - Fixed Assets

The Company purchased computer equipment in the amount of $1,750 and recorded depreciation expense in the amount of $204 during the year ended December 31, 2000.

Note 3 - Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

      U.S federal statutory rate         (34.0%)

      Valuation reserve                    34.0%
                                         -------
      Total                                   -%
                                         =======

As of December 31, 2000, the Company has a net operating loss carryforward of approximately $78,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2019 and 2020. The deferred tax asset relating to the operating loss carryforward of approximately $27,000 has been fully reserved at December 31, 2000.


                                   9


/22/


                         Finders Keepers, Inc.
                     Notes to Financial Statements
                           December 31, 2000


Note 4 - Stockholders' Equity

All share and per share amounts have been retroactively restated to reflect the stock splits discussed below.

On May 31, 1999, the Company issued 70,000,000 shares of its $0.001 par value common stock for cash of $8,510 to its one director.

On September 2, 1999, the Company completed an offering that was registered with the State of Nevada pursuant to NRS 90.490 and was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended. The Company sold 8,908,200 shares of its $0.001 par value common stock at a price of $0.10 per share for total cash of $63,630. In addition, the Company issued 1,972,712 shares of its $0.001 par value common stock for services valued at $0.10 per share for a total of $14,091.

On March 24, 2000, the Company effected a 2-for-1 forward stock split of its $0.001 par value common stock.

On July 27, 2000 the Company's Board of Directors approved a 7-for-1 forward stock split of its $.001 par value common stock. The Company's Certificate of Incorporation was amended to increase the authorized capital stock of the Company to 200,000,000 shares, all of which will be common stock. The record date for the forward split is Monday, August 7, 2000 with a distribution date of August 9, 2000.

There are no options or warrants outstanding to acquire any additional shares of common stock as of December 31, 2000 and 1999.








                                   10


/23/


ITEM 8. -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

We have engaged Stark Tinter & Associates, LLC as our principal accountant to replace our former principal accountant, Barry L. Friedman, PC. The decision to change accountants was approved by our Audit Committee. The change of accountants was due to the recent health problems experienced by Mr. Friedman. Neither of the reports of the former principal accountants on the financial statements for the period ending December 31, 1999 contained an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles. During the audited period ending December 31, 1999 and the subsequent interim period through July 31, 2000, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused him to make reference to the subject matter of the disagreements in connection with his report.


/24/


                               PART III


ITEM 9. -- DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, position and date of appointment of the Company's directors and executive officers are as follows:

     Name          Age               Position               Appointed
Devorah Zirkind    30      President, CEO and Director     May 28, 1999


Devorah L. Zirkind, President, Chief Executive Officer and Director - Ms. Zirkind was educated at Hampstead Computer School in Montreal, Quebec, Canada in 1986. In 1987, she served as an administrative assistant at Chabad Lubavitch, where she handled accounts receivables, assisted with coordinating fund-raising events and maintained computerized records of donors and contributors. In 1990, Ms. Zirkind moved to Brooklyn, New York to work at Universal Strapping. While there, she handled accounting duties, maintained computer systems and fulfilled customer service responsibilites. Seven years later, Ms. Zirkind joined the Sales and Collections Department at Continental Cosmetics in New York City, where she set up new accounts and maintained existing ones. In May 1999, she founded Finders Keepers and is currently responsible for the day-to-day operations of the Company.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, its officers, directors and greater than ten percent beneficial owners complied with all Section 16(a) filing requirements.


ITEM 10. -- EXECUTIVE COMPENSATION.

The following table discloses compensation paid during the fiscal year ended December 31, 2000 to (i) the Company's Chief Executive Officer, and (ii) individual(s) who were the only executive officers, other than the Chief Executive Officer, serving as executive officers at the end of 2000 whose total salary and bonus exceeded $100,000 (the "Named Executive Officers").


/25/


                                 ANNUAL     COMPENSATION     ALL OTHER
NAME AND PRINCIPAL               SALARY        BONUS        COMPENSATION
     POSITION        YEAR         ($)           ($)              ($)
------------------  ------    ------------  ------------   --------------

  Devorah Zirkind    2000           55,000             0                0
  President, CEO
   and Director


STOCK OPTIONS GRANTED IN LAST FISCAL YEAR

No stock options were granted in the previous year.

COMPENSATION OF DIRECTORS

Our only directors are the current executive officers that are already drawing salaries for the management of our Company. They are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

Finders Keepers, Inc. does not currently have employment agreements with its executive officer.

ITEM 11. -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth certain information as of December 31, 2000, with respect to the beneficial ownership of our Common Stock by:
(i) all persons known by the Company to be beneficial owners of more than 5% of the Company's Common Stock, (ii) each director and Named Executive Officer, and (iii) by all executive officers and directors as a group.

                           Shares Beneficially       Percentage of Shares
     Name and Address             Owned                   Outstanding
    ------------------    ---------------------     ----------------------

     Devorah Zirkind1           70,000,000                   86.55%
    ------------------    ---------------------     ----------------------
  Total ownership by our        70,000,000                   86.55%
  officers and directors
  (one individual)

1 The address of the beneficial owner is 711 Eastern Pkwy, Brooklyn, NY 11213

ITEM 12. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are currently two (2) shareholders affiliated with the Company. Shareholder Harold Fox is the father-in-law of Devorah Zirkind, an officer and director of the Company. Yehudah and Sarah Zirkind (JTWROS) is the first cousin of Devorah Zirkind. Neither shareholder qualifies as a beneficial shareholder as set forth in Item 403 of Regulation S-B.


/26/


ITEM 13. -- EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

A list of exhibits required to be filed as part of this Annual Report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)   Reports on Form 8-K

The Company has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.


/27/


                              SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FINDERS KEEPERS, INC.


Date: 3/15/01
     ---------



                                   By: /s/ Devorah Zirkind
                                      ---------------------
                                      Devorah Zirkind,
                                      President, CEO and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: 3/15/01
     ---------



By: /s/ Devorah Zirkind
   ---------------------
   Devorah Zirkind,
   President, CEO and Director (Principal Executive Officer)


/28/


                           Index to Exhibits


Exhibit  Name and/or Identification of Exhibit
Number

   3     Articles of Incorporation & By-Laws
         (a) Articles of Incorporation          Rendered as Previously Filed
             of the Company filed
             May 28, 1999
         (b) Amendment to Articles of
             Incorporation of the Company
             filed July 25, 2000
         (c) By-Laws of the Company             Rendered as Previously Filed
             adopted May 31, 1999

  10     Material Contracts
           Agreement between TeleMaster, Inc.
           & Finders Keepers, Inc.
           Dated November 27, 2000

  13     Annual or Quarterly Reports            Rendered as Previously Filed
         (a) Form 10-KSB for the year ended
             December 31, 1999. Incorporated
             by reference to the Company's
             Annual Report for Small Business
             Issuers, previously filed with
             the Commission

  23     Consent of Experts and Counsel
           Consent of independent public
           accountant


/29/