Form 10QSB
period 2001-03-31
FINDERS KEEPERS INC
filed 2001-05-08
CIK 1091418

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-QSB
(Mark One)
[X]                           QUARTERLY REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2001
Or
[  ]                          TRANSITION REPORT PURSUANT TO
                             SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________ Commission File Number:

                      Finders Keepers, Inc.
                      ---------------------

      (Exact name of registrant as specified in its charter)
            Nevada                          88-0429812
            ------                          -----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

711 Eastern Parkway, Brooklyn, NY             11213
--------------------------------            ---------
(Address of principal executive             (Zip Code)
           offices)
                         (718) 363-0588
                         --------------
      (Registrant's telephone number, including area code)

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

              APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
 5/7/01 80,880,912

 /PAGE/



                      FINDERS KEEPERS, INC.

                        Table of Contents



                                                                 Page
PART I - FINANCIAL INFORMATION
     Item 1. Financial Statements                                  3

          Balance Sheet March 31, 2001                             4

          Statements of Operations for the Three Months Ended      5
          March 31, 2001 and the Three Months Ended March 31,
          2000

          Statements of Cash Flows for the Three Months Ended      6
          March 31, 2001 and the Three Months Ended March 31,
          2000

          Notes to Financial Statements                            7

Item 2.   Management's Discussion and Plan of Operation            8

PART II - OTHER INFORMATION

          Item 6.  Exhibits                                       10

SIGNATURES                                                        11

                              2


                      FINDERS KEEPERS, INC.
                   FOR THE THREE MONTHS ENDED
                         MARCH 31, 2001
                           (UNAUDITED)

                        Finders Keepers, Inc.
                            Balance Sheet
                           March 31, 2001
                               Assets
     Current assets:
          Cash                                       $    19,007
                                                     -----------
     Equipment, net of accumulated depreciation of
       $292                                                1,458
                                                     -----------
                                                     $    20,465
                                                     ===========
                Liabilities and Stockholders' Equity

     Current liabilities:
          Payroll taxes payable                      $       477
                                                     -----------
     Stockholders' Equity:
     Preferred stock, $0.001 par value, 5,000,000
      shares authorized, no shares issued and
      outstanding                                              -

     Common stock, $0.001 par value, 250,000,000
      shares authorized, 80,880,912 shares issued
      and outstanding                                     80,880
     Additional paid-in capital                            5,450
     Accumulated deficit                                (66,342)
                                                     ----------
                                                          19,988
                                                     -----------
                                                     $    20,465
                                                     ===========

The accompanying notes are an integral part of these financial statements.

                      Finders Keepers, Inc.
                    Statements of Operations


                                       Three           Three
                                       Months         Months
                                    Ended March        Ended
                                        31,          March 31,
                                        2001           2000
                                   -------------    ------------
    Revenue, net                   $    38,505      $    9,894
                                   -------------    ------------
    Expenses:
    General and administrative          26,597          28,531
    Depreciation                            88               -
                                   -------------    ------------
    Total expenses                      26,685          28,531
                                   -------------    ------------
    Other income:
    Interest income                          -              33
                                   -------------    ------------
    Net income (loss)              $    11,820      $  (18,604)
                                   =============    ============
    Weighted average number of
    common shares outstanding -
    basic and fully
    diluted                         80,880,912      80,880,912
                                   =============    ============


    Net income (loss) per share -
    basic and fully
    diluted                        $      0.00      $    (0.00)
                                   =============    ============


The accompanying notes are an integral part of these financial statements.

                      Finders Keepers, Inc.
                    Statements of Cash Flows


                                   Three Months    Three Months
                                   Ended March     Ended March
                                       31,             31,
                                       2001            2000
                                  -------------   --------------

Cash flows from operating
activities

  Net income (loss)               $      11,820   $    (18,604)

  Depreciation expense                       88              -

  Increase in accounts payable                -           2,000

  Increase in payroll taxes payable         477             252

Net cash provided by (used in)
operating activities                     12,385         (16,352)
                                  -------------   -------------

Cash flows from investing
 activities

Net cash provided by investing
 activities                                   -               -
                                  -------------   -------------

Cash flows from financing
activities

Net cash provided by financing
activities                                    -               -
                                  -------------   -------------
Net increase (decrease) in cash   $      12,385   $     (16,352)
                                  -------------   -------------
Cash - beginning                          6,622          17,631
                                  -------------   -------------
Cash - ending                     $      19,007   $       1,279
                                  =============   =============
Supplemental disclosures:
Interest paid                     $           -   $           -
                                  =============   =============

Income taxes paid                 $           -   $           -
                                  =============   =============

The accompanying notes are an integral part of these financial statements.

                      FINDERS KEEPERS, INC.
                NOTES TO THE FINANCIAL STATEMENTS
            FOR THE THREE MONTHS ENDED MARCH 31, 2001
                           (UNAUDITED)


Note 1:  Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2000, including notes thereto, included in the Company's Form 10-KSB.

Note 2:  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

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

We were organized as a Nevada corporation on May 28, 1999. Our principal source of revenue is derived from a 10% to 15% recovery fee upon the collection of lost, unclaimed or escheated property. The management of Finders Keepers, Inc. has over four years experience in this niche market. Their expertise includes the processing of Estate Claims that often involved the location of the rightful heirs of the estate, and the statutes and operations of Surrogate Courts.


Results of Operation

  Revenues: For the three months ended March 31, 2001 revenues were $38,505. This represents an increase of $28,611 in revenue from the comparable three month period ended March 31, 2000, when we reported revenue of $9,894. All revenue is attributable to the realization of the collection of our fees related to the collection of claims previously filed with various state agencies. We have begun to see an increase in the number of claims that are being settled and have benefited from our relationship with Telemasters, Inc., a telemarketing firm, in terms of the number of claims that can be initiated now that we have access to their services.

  Expenses: For the three months ended March 31, 2001 expenses were $26,685. This represents a decrease of $1,846 in expenses from the comparable three month period ended March 31, 2000, when we reported expenses of $28,531. Through employing the services of Telemasters, Inc., we have been able to reduce the cost of processing new claims as well as improve the service that each new client receives. Outsourcing this function has allowed us to focus on growing our business instead of spending time hiring workers, and to increase our revenues without the need to incur costs such as renting additional office space. Also, telephone expenses have decreased. Due to the call volume that Telemasters, Inc. generates, they are charged a lower rate than we would otherwise pay.

  Net Income: For the three months ended March 31, 2001 net income was $11,820. This compares to a net loss of $18,637 from the comparable three month period ended March 31, 2000. The implementation of our business plan has allowed us to close an increasing number of claims and to reduce costs through outsourcing most of our operational functions thus resulting in a profitable quarter.

Future Business

We no longer plan to lease new office facilities, nor hire two additional employees to assist in the processing of claims now that we have engaged the services of Telemasters, Inc. In the upcoming quarter, our goal is to build upon the results we have achieved and to continue to increase revenues while maintaining or reducing our expenses. We foresee a continuing increase in demand for our services and plan to expand operations along the east coast in 2001.

Liquidity and Capital Resources

Since inception, we have funded our primary operations primarily through the sale of our equity securities. On September 2, 1999, we completed an offering of our securities whereby we sold 777,208 shares at a price of $0.10 for total cash of $63,630 and in lieu of services rendered in the amount of $14,091. Current expenses can be supported by existing revenues for at least the next 12 to 24 months, however, should we decide to expand on a larger scale, additional funding would be required.

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

   13          Annual or Quarterly Reports
                 Form 10-QSB for the three-month period ended
                 March 31, 2000. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers, previously filed with the Commission.

                           SIGNATURES

     Pursuant to the requirements of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Finders Keepers, Inc.
-----------------------------------------------------------------
                          (Registrant)




Date:  May 7, 2001
       ------------



By:   /s/ Devorah Zirkind
      ------------------------------
   Devorah Zirkind, President, Chief Executive
     Officer and Director


