Form 10QSB
period 2001-06-30
FINDERS KEEPERS INC
filed 2001-08-15
CIK 1091418

SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 8-K

CURRENT REPORT

Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

Date of Report (Date of earliest event reported) August 13, 2001

Exact Name of Registration as Specified in Charter:

FINDERS KEEPERS, INC.

State of Other Jurisdiction of Incorporation:

NEVADA

Commission File Number: 000-27323

IRS Employer Identification Number: 88-0420306

Address and Telephone Number of Principle Executive Offices:

6975 South Union Park Center, Ste #600

Salt Lake City UT 84047

(801) 256-9600

Item 4. Changes in Registrant's Certifying Accountant.

Effective August 13, 2001, the registrant terminated Stark Tinter & Associates, which had served as the registrant's independent accountants, as its auditor, within the meaning of Item 304 (a) (1) (i) of Regulation S-K of the Securities and Exchange Commission. The decision to change accountants was approved by the Board of Directors of the registrant.

Stark Tinter & Associates' report on the registrant's financial statements for the fiscal year ended December 31, 2000 contained no adverse opinions or disclaimer of opinions, and was not qualified as to audit scope, accounting principles, or uncertainties.

As required by applicable rules of the Securities and Exchange Commission, the registrant notified Stark Tinter & Associates that during the two most recent fiscal years the registrant was unaware of any disputes between the registrant and Stark Tinter & Associates as to matters of accounting principles or practices, financial statement disclosure, or audit scope of procedure, which disagreements, if not resolved to the satisfaction of Stark Tinter & Associates, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

The registrant requested that Stark Tinter & Associates furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of the letter received by the registrant from Stark Tinter & Associates with respect to the registrant's request, addressed to the Securities and Exchange Commission, is filed as Exhibit 16.1 to this Form 8-K.

On August 13, 2001, the registrant engaged Bierwolf, Nilson & Associates as its new independent accountants following its termination of Stark Tinter & Associates. The registrant's Board of Directors approved the engagement of Bierwolf, Nilson & Associates as its independent auditors with respect to the registrant's fiscal year ending December 31, 2001.

During the most recent fiscal year and through August 13, 2001, the registrant had not consulted with Bierwolf, Nilson & Associates regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the registrant's financial statements, and neither a written report was provided to the registrant nor oral advice was provided that Bierwolf, Nilson & Associates concluded was an important factor considered by the registrant in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304 (a) (1) (iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304 (a) (1) (v) of Regulation S-K.

Item 7. Exhibits

Exhibit No.                                          Description                                               Page

16.1                                                  Letter on Change                                          3
                                                         in Accountants

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Finders Keeper, Inc.

/s/ Devorah Zirkind
President and Director
Date: August 13, 2001

Stark Tinter & Associates
7535 East Hampden Ave., Suite 109

Denver, Colorado 80231

August 13, 2001

Securities & Exchange Commission
Washington, D.C. 20549

Re: Finders Keepers, Inc.
File No. 1625558

Dear Sir or Madam:

We have read Item 4 of the Form 8-K of Finders Keepers, Inc. dated August 13, 2001, and agree with the statements contained therein except for information in the first paragraph relating to the engagement of Bierwolf, Nilson & Associates and information in the third paragraph relating to consultation with Bierwolf, Nilson & Associates about which we have no knowledge.

Very truly yours,

/s/ Stark Tinter & Associates