Form 10QSB/A
period 2001-06-30
FINDERS KEEPERS INC
filed 2001-08-27
CIK 1091418

FORM 10-QSB/a
no change to document

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

Quarterly Report Under Section 13 or 15 (d)
Of the Securities Exchange Act of 1934

For Quarter Ended                                           June 30, 2001

Commission File Number                                   0-27323

FINDERS KEEPERS, INC.
(Exact name of registrant as specified in its charter)

                        NEVADA                                                                             88-0429812
                     (State or other jurisdiction of                                                  (IRS Employer
                      incorporation or organization)                                                 Identification No.)

6975 South Union Park Center #600, Midvale, UT 84047
(Address of principal executive offices)

Registrant's telephone number   including area code (801) 256-9600

711 Eastern Parkway, Brooklyn, NY 11213
Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes                      X No

and (2) has been subject to such filing requirements for the past 90 days.

Yes X              No

80,880,912
(Number of shares of common stock the registrant had
outstanding as of August 13, 2001)

PART 1

ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and changes in its financial position from September 30, 2000 through June 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Finders Keepers, Inc.

Balance Sheet

                                                                                                  June 30,                December 31,
                                                                                                     2001                         2000
                                                                                                Unaudited

Assets

Current Assets

Cash                                                                                       $ 12,245                   $ 6,622

Prepaid expenses                                                                      33,000                        -

Total Current Assets                                                                 45,245                     6,622

Fixed assets, (net of accumulated depreciation of $380)              1,370                     1,546

Total Assets                                                                           $ 46,615                   $ 8,168

Liabilities and Stockholders' Equity

Current Liabilities                                                                   $   -                         $ -

Stockholders' Equity

Preferred stock, 25,000,000 Shares
Authorized at $0.001 Par Value;
no shares issued and outstanding                                                 -                            -
Common Stock 200,000,000 Shares
Authorized at $.001 Par Value;
80,880,912 Shares Issued and Outstanding                              80,881                  80,881
Capital in Excess of Par Value                                                    5,450                    5,450
Accumulated Deficit                                                                (39,714)                (78,163)

Total Stockholders' Equity (Deficit)                                            46,615                   8,168

Total Liabilities and Stockholders' Equity                                $ 46,615                 $ 8,168

Finders Keepers, Inc.
Statements of Operations
Unaudited

                                                                     For the Three Months Ended         For the Six Months Ended
                                                                             June           June                             June           June
                                                                          30, 2001      30, 2000                    30, 2001     30, 2000

Revenue, net                                                   $ 88,818          $ 36,388                $ 127,323     $ 46,282

Expenses

General & Administrative                                 62,103            31,977                        88,700        60,509

Depreciation                                                           88                -                                   176               -

Total Expenses                                                62,191             31,977                       88,876        60,509

Operating income (loss)                                   26,627               4,411                       38,447      (14,227)

Other income:
Interest income                                                      -                       13                               -                47

Net Income (Loss)                                         $ 26,627          $ 4,424                      $ 38,447   $ (14,180)

Weighted Average
Shares Outstanding                                          80,880,912     11,554,416                  80,880,912 1,554,416

Net income (loss)
Per Share                                                        $ (0.00)           $ (0.00)                     $ (0.00)         $ (0.00)

Finders Keepers, Inc.
Statements of Cash Flows
Unaudited

                                                                                                        For the Six Months Ended
                                                                                                            June             June
                                                                                                         30, 2001        30, 2000
Cash Flows from

Operating Activities

Net Income (Loss)                                                                        $ 38,447            $ (14,180)

Depreciation expense                                                                           176

(Increase) in prepaid expenses                                                        (33,000)                 -

Net cash provided by (used in) operating activities                        $ 5,623               $ (14,180)

Cash Flows from
Investing Activities                                                                                -                       -

Cash Flows from
Financing Activities                                                                               -                      -

Increase (Decrease) in
Cash & Cash Equivalents                                                            5,623                     (14,180)

Cash and Cash Equivalents
at the Beginning of Period                                                            6,622                      17,631

Cash and Cash Equivalents
at End of Period                                                                      $ 12,245                    $ 3,451

Non Cash Disclosure
Interest                                                                                  $ -                              $ -

Taxes                                                                                       -                                 -

Finders Keepers, Inc.
Notes to the Financial Statements
June 30, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited financial statements of the Company as of December 31, 2000, including notes thereto, included in the Company's Form 10-KSB.

NOTE 2 - EARNINGS PER SHARE

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

NOTE 3 - RELATED PARTY TRANSACTION

During the quarter ended June 30, 2001 the Company entered into an agreement with an entity controlled by a related party for financial consulting services. Under the terms of the agreement the Company advanced $50,000 for three months of service. The Company has recognized $25,000 of expense during the quarter and has recorded a prepaid expense in the amount of $25,000 related to this agreement.

Item 2. - Other Items

Item 1. Legal Proceedings                                                                         None

Item 2. Change in Securities                                                                       None

Item 3. Defaults Upon Senior Securities                                                     None

Item 4. Submission of Matters to a Vote of Security Voters                       None

Item 5. Other Information

Subsequent to the end of the fiscal quarter for June 30, 2001, the Company's President and controlling shareholder sold 66,268,573 shares in a private transaction, which shares constitute all but 500,000 shares of her ownership in the Company's common stock. Additionally, Robert Wallace was appointed director and president and Devorah Zirkind resigned as an officer and director of the Company.

New management intends to actively seek a new business opportunity to acquire or merge with. There can be no assurance that the Company will be successful in consummating such merger or acquisition.

Item 6. Exhibits and Report on Form 8-K                                                  None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: August 13, 2001 Finders Keepers, Inc.

By: /s/ Robert Wallace
Robert Wallace

President