Form 10QSB
period 2001-09-30
FINDERS KEEPERS INC
filed 2001-11-19
CIK 1091418

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549
                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     Of the Securities Exchange Act of 1934

                      For Quarter Ended September 30, 2001

                         Commission File Number 0-27323

                           THE BAUER PARTNERSHIP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         NEVADA                                                88-0429812
-------------------------------                        -------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                           Identification No.)

              6975 South Union Park Center #600, Midvale, UT 84047
              ----------------------------------------------------
                    (Address of principal executive offices)

        Registrant's telephone number including area code (801) 256-9600

                              Finders Keepers, Inc.
                    -----------------------------------------
                    Former Name, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X   No
                                        ----   ---

                                    3,310,927
              (Number of shares of common stock the registrant had
                      outstanding as of November 14, 2001)

                                     PART 1
ITEM 1 - FINANCIAL STATEMENTS

The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and changes in its financial position from January 31, 2001 through September 30, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                           The Bauer Partnership, Inc.

                                  Balance Sheet
                                                September 30,   December 31,
                                                   2001             2000
                                               --------------   ------------
                                                Unaudited
                      Assets
Current Assets
Cash                                                 -           $ 6,622
Prepaid expenses                                     -             -
                                                 ---------       ----------
Total Current Assets                                 -            6,622
Fixed assets                                         -            1,546
                                                 ---------       ----------
Total Assets                                         -           $ 8,168
                                                 =========       ==========
           Liabilities and Stockholders' Equity
Current Liabilities                             $    -           $     -
                                                 ---------       ----------
Stockholders' Equity
--------------------
Preferred stock, 25,000,000 Shares
Authorized at $0.001 Par Value;
no shares issued and outstanding                     -                 -
Common Stock 200,000,000 Shares
Authorized at $.001 Par Value;
535,927 Shares Issued and Outstanding              536            80,881
Capital in Excess of Par Value                  39,178             5,450
Accumulated Deficit                            (39,714)          (78,163)
                                               ---------         ----------
Total Stockholders' Equity (Deficit)                 0             8,168
                                               ---------         ----------
Total Liabilities and Stockholders' Equity    $      0           $ 8,168
                                               =========         ==========

                           The Bauer Partnership, Inc.
                            Statements of Operations
                                   (Unaudited)

                          For the Three Months Ended       For the Nine Months Ended
                          September        September       September       September
                          30, 2001         30, 2000        30, 2001        30,2000
                          ---------       -----------      ---------       ---------

Revenue, net              $      -        $ 144,269        $ 127,323        $280,679
                          ---------       ----------       ----------      ----------

Cost of Sales                    -          117,749                -         207,877
                          ---------       ----------       ----------      ----------
Gross profit                     -           26,520          127,327          72,802

Expenses

General & Administrative         -           18,103           88,700          78,611
Depreciation                     -              145              176             145
                          ---------       ----------       ----------      ----------
Total Expenses                   -           18,248           88,876          78,756
                          ---------       ----------       ----------      ----------
Operating income (loss)          -            8,272           38,447          (5,954)
Other income:
Interest income                  -                -                -              46
                          ---------       ----------       ----------      ----------
Net Income (Loss)         $      -          $ 8,272         $ 38,447         $(5,908)
                          ---------       ----------       ----------      ----------
Weighted Average
Shares Outstanding       7,209,533       77,920,204       80,880,912      80,880,912
Net income (loss)
Per Share                  $ (0.00)         $ (0.00)         $ (0.00)        $ (0.00)

                           The Bauer Partnership, Inc.
                            Statements of Cash Flows
                                   (Unaudited)
                                                       For the Nine Months Ended
                                                       September     September
                                                       30, 2001      30, 2000
                                                       ----------    ----------
Cash Flows from
Operating Activities
Net Income (Loss)                                      $      -      $ (5,908)
Depreciation expense                                          -           145
(Increase) in prepaid expenses                                -           394
                                                        --------      --------
Net cash provided by (used in) operating activities    $      -      $ (5,369)
Cash Flows from
Investing Activities
Purchase of Fixed Assets                                               (1,750)
Cash Distribution
Net Cash (used in) provided by investing activities      (6,622)
Cash Flows from
Financing Activities                                          -             -
                                                        --------      --------
Increase (Decrease) in
Cash & Cash Equivalents                                  (6,622)       (7,119)
                                                                      --------
Cash and Cash Equivalents
at the Beginning of Period                                6,622        17,631
                                                        --------      --------
Cash and Cash Equivalents
at End of Period                                       $      0      $ 10,512

Non Cash Disclosure
Interest                                               $      -      $      -
Taxes                                                         -             -

                           The Bauer Partnership, Inc.
                        Notes to the Financial Statements
                               September 30, 2001

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

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Bauer Partnership, Inc. ("Bauer" or the "Company"), a Nevada corporation, formerly Finders Keepers Inc., was incorporated on May 28, 1999. The Company's principal business objective was to provide unclaimed property location services to the public and to leading corporations. Effective September 7, 2001, the Company disposed of its operations to Devorah Zirkind, the Company's former President and Director, in exchange for the surrender of 500,000 shares.

In September 2001, the Company announced that it had executed a letter of intent to enter into an agreement and plan of reorganization with The Bauer
Partnership, Inc., a private boutique international investment banking and institutional brokerage firm organized under the laws of the State of Delaware ("Bauer Delaware"). As of November 14, 2001, the Company and Bauer Delaware had not finalized the agreement and plan of reorganization, but expect to finalize the terms within the next ten days.

Until  such  time  as  the  Company   finalizes   the   agreement  and  plan  of
reorganization with Bauer Delaware or enters into an agreement to acquire another business, the Company will not have any operations.

Forward Looking Statements

    This report contains "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans, objectives, expectations, and intentions. Although we believe the statements and projections are based upon reasonable assumptions, actual results may differ from those that we have projected.

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings

  None

Item 2. Change in Securities

On September 20,2001, the Company amended its articles of incorporation to reflect a 1:150 reverse stock split and reauthorized 200,000,000 shares of common stock, par value $.001 per share and 25,000,000 shares of preferred stock, par value $.001 per share. In October 2001, the Company issued 1,275,000 shares of restricted stock to three individuals and two entities in consideration for services rendered. In October 2001, the Company also issued 1,500,000 shares of stock pursuant to an S-8 registration statement to two individuals and one entity in consideration for legal and consulting services.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Voters

On July 2, 2001, the Company held its annual meeting where Devorah Zirkind was elected to serve as the Company's sole director until the next annual meeting.

Item 5. Other Information

During the fiscal quarter, Devorah Zirkind, the Company's former President and controlling shareholder sold 66,268,573 shares in a private transaction, which shares constituted all but 500,000 shares of her ownership in the Company's common stock. Additionally, Robert Wallace was appointed director and president and Devorah Zirkind resigned as an officer and director of the Company.

New management intends to actively seek a new business opportunity to acquire or merge with. There can be no assurance that the Company will be successful in consummating such merger or acquisition.

Item 6. Exhibits and Report on Form 8-K

(a)  Exhibits

     3.1  Articles of Amendment to the Articles of Incorporation
     3.2  Amended and Restated By-laws

(b)  Reports on Form 8-K

     1. On August 13, 2001, the Company filed a report on Form 8-K/A relating to a change in its auditors. The Company decided not to reappoint Stark Tinter & Associates, LLC and hired Bierwolf, Nilson & Associates. There were no disagreements relating to accounting principles and practices with Stark Tinter & Associates.

     2. On September 7, 2001, the Company filed a report on Form 8-K relating to the sale of the Company's operations to Devorah Zirkind, the Company's former president and director, in exchange for 500,000 shares of stock.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated: November ___, 2001                    The Bauer Partnership, Inc.


                                            By:
                                               ---------------------------------
                                               Robert Wallace
                                               President