Form 10KSB
period 2001-12-31
FINDERS KEEPERS INC
filed 2002-04-10
CIK 1091418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM         TO
                                            --------   ---------

                             COMMISSION FILE NUMBER
                                    0-27323

                          THE BAUER PARTNERSHIP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                            88-0429812
--------------------------------                         -----------------------
(State of other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)


   (Registrant's address and telephone number of principal executive offices and principal place of business)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title                      Shares Outstanding as of  April 8, 2002

Common Stock, par value $.001                      40,559,727

As of April 9, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $33,181,260.

                           THE BAUER PARTNERSHIP, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                               Table of Contents

PART I
Item 1.  BUSINESS                                                             4

Item 2.  PROPERTIES                                                           6


Item 3.  LEGAL PROCEEDINGS                                                    7

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  7

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS                                                  7

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     9

Item 7.  FINANCIAL STATEMENTS                                                11

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE                                 12

PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 13

Item 10.  EXECUTIVE COMPENSATION                                             15

Item 11.  SECURITY OWNERSHIP OF CERTAIN
          BENEFICIAL OWNERS AND MANAGEMENT                                   16

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     17

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                   18

PART I

CAUTIONARY STATEMENT. Statements contained herein that are not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which The Bauer Partnership, Inc. ("us" or "Bauer") operates; competition; changes in our business strategy or development plans; our ability to attract capital for development; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against us; and other factors referenced in our filings with the Securities and Exchange Commission.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

We disclaim any obligation to update information concerning any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this report to reflect future results, events or developments.

ITEM 1:  BUSINESS

GENERAL

Overview and History

The Bauer Partnership, Inc. ("Bauer" or the "Company"), a Nevada corporation incorporated on May 28, 1999, as Finders Keepers, Inc. ("Finders Keepers") with a principal business objective to provide unclaimed property location services to the public and to leading corporations. Finders Keepers sought to assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings anywhere within the United States. Finders Keepers attempted to locate assets that escheated to the state or to the federal government or governmental agencies. These assets included monies derived from uncashed checks, dormant savings and checking accounts, lost or forgotten stocks and dividends, unclaimed certificates of deposit ("CDs"), forgotten safe deposit boxes and various other unclaimed assets. Finders Keepers then tried to locate the rightful owners or an entitled beneficiary. Upon locating the entitled person or entity, Finders Keepers completed the necessary paperwork to have these assets released for a "finders fee".

In December 2001, The Bauer Partnership, Inc., a Delaware corporation ("Bauer Delaware") entered into a reverse merger with Finders Keepers whereby Finders Keepers issued 31,030,800 shares of its common stock for 100% of the issued and outstanding shares of Bauer Delaware. Bauer Delaware became a wholly-owned subsidiary of Finders Keepers which changed its name to The Bauer Partnership, Inc.

From March 2001 through December 2001, Bauer Delaware was engaged in providing investment banking services to United States publicly traded companies seeking financing in the range of $5 million to $20 million who were unable to secure large underwriters or who wished to attract a global span of investors to their corporations. Bauer introduced and evaluated the potential success and placement of these corporations and their securities. Bauer Delaware introduced its client companies to small to medium brokerage firms who had a wide client base, fund managers, private pension funds, small to mid-sized banks and insurance companies. In connection with the introduction of its client companies to various financing sources, Bauer Delaware and/or the Company or one of its subsidiaries received warrants to purchase shares of the client companies as well as a percentage of any fees raised by the client companies through an introduction by Bauer Delaware.

Our operations have resulted in limited revenues to date. During fiscal year 2001, the Company entered into investment banking agreements with several NASDAQ listed companies and with several OTC Bulletin Board companies to introduce these companies to possible financing sources. In connection with these agreements the Company received warrants to purchase shares of stock in such companies as well as a percentage of any funds raised through an introduction of the Company. In connection with the investment banking agreements, the Company typically facilitated a road show whereby the client companies met with potential financing sources in Europe, Asia and the Middle East. Some of the client companies are still in discussions with financing sources introduced by the Company and the Company may receive cash compensation in the future from such introductions.

In December 2001, Bauer Delaware changed its business strategy to specialize in acquiring cash flow positive commercial real estate assets on a global basis. The Company's strategy is to utilize its listed equity to acquire existing hotel and commercial real estate assets to add significant increases in revenue and net asset value to its financial position. Bauer Delaware believes it fills a unique position in the market place by offering the ability to structure and finance sophisticated transactions in various geographies worldwide.

Subsequent Events

Windjammer Resort & Spa

In January 2002, the Company and one of its wholly-owned subsidiaries entered into a Share and Asset Purchase Agreement to acquire the Windjammer Resort & Spa in St. Lucia, British West Indies. The acquisition price is $30,000,000 and is comprised of $18 million in cash and $12,000,000 in the form of a convertible debenture bearing interest at 8% per year which is convertible into Company common stock at $1.80 per share based on specified criteria in the agreement. In connection with this agreement, the Company has made non-refundable payments of $200,000 towards the purchase price and owes $17.8 million by May 1, 2002, unless the Company is granted an extension. The Company is working to obtain bank financing to close this transaction and is also trying to get an extension in the event it is unable to obtain financing by May 1, 2002. In the event the Company closes this transaction by obtaining the required financing, the Company will receive a net profits interest of 39% starting at January 31, 2002 through the closing date. See the Share and Asset Purchase Agreement attached to this report as an exhibit.

Loan Agreement with Ocean Strategica Holdings Ltd. and Turbo International Ltd.

In March 2002, the Company entered into a loan agreement with Ocean Strategic Holdings Ltd. and Turbo International Ltd. whereby the Company receives a 90 day loan of $500,000 based on the following: (1) $150,000 upon execution and delivery of the loan agreement, less $10,000 to be paid to the lenders' attorneys; (2) $50,000 upon the lenders' and/or the Company's receipt of all of the transaction documents duly executed and delivered pursuant to the loan agreement, less $5,000 to be paid to the lenders' attorneys; (3) 100,000 upon the Company's filing of its annual report on Form 10-K for the year ended December 31, 2001 and amendment to its current report on Form 8-K dated December 5, 2001 containing all of the financial statements to be filed in connection there with, less any expenses to be paid to lenders' attorneys; and (4) $200,000 upon the lenders receipt of a copy of a written loan commitment to the Company from a reputable lending institution approved by the lenders, which approval shall not be unreasonably withheld, for no less than $18,000,000, less $5,000 to be paid to lenders' attorneys. The Company has received $185,000 in connection with the loan as of the date of this report, of which a non-refundable payment of $100,000 was made in connection with the Share and Asset Purchase Agreement involving the Windjammer Resort & Spa.

 In connection with the loan agreement, the lenders received a 10% interest in the outstanding stock of The Bauer Windjammer Resort and Spa (Bahamas) Ltd., a wholly-owned subsidiary of Bauer Capital Management, Limited which is a wholly-owned subsidiary of the Company. In addition, the lenders received an aggregate of three year redeemable warrants to purchase 3,000,000 shares, subject to adjustment as provided in the agreement, at an exercise price of $.20 per share. Ronald J. Bauer, our chief executive officer, pledged 17,312,500 shares of Company common stock held in the name of Fleming Financial Holdings, Ltd. pursuant to a pledge and security agreement. In the event the loan is not repaid in its entirety within 120 days from the date the loan agreement was executed, the loans shall automatically convert into 50,000,000 shares of Company common stock resulting in a change of control of the Company. The lenders have the right to loan up to $500,000 in four separate transactions under substantially the same terms and conditions as the loan agreement. In addition, the lenders have a first right of refusal to provide financing to the Company in future financings.

ITEM 2. PROPERTIES

            We have use of an office at 300 Park Avenue, Suite 1700, New York, New York for $600.00 per month. Our lease expires at the end of February 2003. In addition, we maintain office space at 8 Queen Street, Mayfair, London where we occupy approximately 2,500 square feet. We lease such space at $10,000 per month which we believe to be at or near market value and our lease terminates in May 2002 and the Company has an option renewal for an additional six months.

ITEM 3. LEGAL PROCEEDINGS

            We are not involved in any material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a.   The Company held an annual meeting on July 2, 2001.
     b. The Company's shareholders re-elected Devorah Zirkind to serve as the Company's director.
     c.   The Company's majority shareholders re-elected Devorah Zirkind.
     d.   None

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            Our common stock is traded in the Over-the-counter market and is quoted on the electronic Bulletin Board under the symbol "BUER" and traded under the symbol "FDKP" until the last quarter of 2001. Our common stock was cleared for trading on the OTCBB on March 3, 2000 and began formal trading on March 7, 2000. The following table sets forth the high and low price for our common stock on the OTCBB. The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter for the last two fiscal years ending December 31, 2000 and 2001, respectively. These quotations represent prices between dealers, may not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

Year 2000                                       High                  Low
For the period (Mar 7, 2000 to Dec 31, 2000)    1.00                  .01

Year                   Quarter                  High                  Low
2001                   First Quarter            $5.00                 $1.649
                       Second Quarter           $5.997                $1.4999
                       Third Quarter            $3.00                 $1.0649
                       Fourth Quarter           $3.00                 $1.10

HOLDERS

As of April 8, 2002 there were 69 stockholders of record of our common stock.

DIVIDEND POLICY

We have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

We have authorized a total of 200,000,000 shares of our common stock, $0.001 par value per share. As of April 8, 2002, we had a total of 40,559,727 shares of our common stock issued and outstanding. We have also authorized 25,000,000 shares of preferred stock, $.001 par value, but none of them are issued and outstanding. Management controls approximately 63% of our outstanding shares.

Dividends

         We have not declared dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Private Equity Transactions.

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

         On July 27, 2000 the Company's Board of Directors approved a 7 for 1 forward stock split of its common shares. The Company's Certificate of Incorporation has been amended to increase the authorized capital stock of the Company to 200,000,000 shares, all of which will be common stock. The record date for the forward split was Monday, August 7, 2000 with a distribution date of August 9, 2000.

In December 2001, the Company issued 31,030,800 shares of its common stock for 100% of the common stock of The Bauer Partnership, Inc., a Delaware corporation. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as the transaction was non-recurring and all of the United States shareholders were accredited investors.

In December 2001, the Company issued 750,000 shares of its common stock to several individuals and an entity in consideration for services rendered in connection with the Company's reorganization. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipients had sufficient knowledge and experience in financial and business matters, and since the transactions were non-recurring and privately negotiated.

In December 2001, the Company issued 5,000,000 shares of its common stock to several entities in consideration for consulting services rendered. We believe the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipients had sufficient knowledge and experience in financial and business matters, and since the transactions were non-recurring and privately negotiated.

In April 2002, the Company issued 200,000 shares of its common stock to two entities in consideration for consulting services rendered. We believe the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipients had sufficient knowledge and experience in financial and business matters, and since the transactions were non-recurring and privately negotiated.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT. Statements contained or incorporated by reference in this document that are not based on historical fact are "forward-looking statements". Forward-looking statements may be identified by use of forward-looking terminology such as "believe", "intends", "may", "will", "expects", "estimate", "anticipate", "continue", or similar terms, variations of those terms or the negative of those terms.

Overview

The Company's business strategy is to utilize its common stock to acquire existing hotel and commercial real estate assets. The Company did not implement this business strategy until December 31, 2001. Prior thereto, the Company was engaged in providing investment banking services to United States publicly traded companies seeking financing in the range of $5 million to $20 million.

Revenues
For the period from March 23, 2001 (inception) through December 31, 2001, the Company had revenues of $148,164 from the receipt of warrants in connection with investment banking services.

Costs and Expenses
For the period from March 23, 2001 (inception) through December 31, 2001, the Company's salaries and benefits were $764,258 and its other general and administrative expenses were $3,719,824. Other general and administrative expenses includes payment of professional fees, issuance of stock to consultants, rent, travel and entertainment and printing costs. The issuance of stock to consultants resulted in more than $2,100,000 of the total.

Loss from Operations
The Company had a loss from operations of $4,573,907 for the period from March 23, 2001 (inception) through December 31, 2001.

Net Loss Per Share
The Company had a net loss per share of $.15 per share.

Liquidity and Capital Resources
For the year ended December 31, 2001, the Company did not generate cash flow from its operations which exceeding operating costs. As a result, the Company will require additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

Between July and November 2001, the Company raised $669,100 from the sale of 1,098,800 shares of common stock. The Company borrowed $1,006,500 from various individuals, an entity and a financial institution. These loans bear interest ranging from 3.875% to 12% and all of these amounts remain outstanding. The Company also received an advance from Ronald J. Bauer, the Company's Chief Executive Officer, in the amount of $27,135.

As of December 31, 2001, the Company had cash of $3,882, accounts receivable of $5,845, a VAT refund of $168,823 and a working capital deficit of $1,835,519.

The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital willl be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

Risk Factors.

            Failure to Repay Loan Will Result in Change of Control. If we are unable to repay the loan due to Ocean Strategic Holdings Ltd. and Turbo International Ltd. by the prescribed due date, the loans are automatically converted into 50,000,000 shares of our common stock resulting in a change of control. If we do not repay these loans, the operations of the Company will likely be discontinued and current management will likely be removed from office.

            Dependence Upon External Financing. It is imperative that we raise capital to stay in business. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

            Failure to Obtain Financing in Connection with the Purchase of the Windjammer Resort & Spa will Result in Our Loss of $200,000. In the event we do not obtain the requisite financing to close the purchase of the Windjammer Resort & Spa, we will have received no value and have no asset to show for our $200,000 non-refundable payments.

            Terms of Future Loans or Financing May Not Be Optimal and Result in Dilution to Shareholders. The terms of future loans and/or financing may not be at the best terms available. Ocean Strategic Holdings Ltd. and Turbo International Ltd. have the right to loan up to $500,000 in four separate transactions under substantially the same terms and conditions as the loan agreement. In the event Ocean Strategic and Turbo International lend the Company money in the future, these entities receive warrants at a substantial discount to our current market price. The exercise of these warrants and the issuance of shares underlying the warrants is likely to result in dilution to our shareholders.

            Exclusive Agency Agreement May Result in Payment of Additional Fees.
We entered into an exclusive agency agreement with Wilkerson Consulting Inc. which provides that Wilkerson Consulting will act as the Company's exclusive agent with respect to the acquisitions of hotels, motels and resorts by the Company on a worldwide basis. In the event the Company does not utilize the services of Wilkerson Consulting in connection with an acquisition, the Company may still be liable to Wilkerson Consulting. If the Company closes a transaction, Wilkerson Consulting is due both a cash and stock fee. The Company is attempting to modify this agreement or reach a settlement agreement, but no assurance can be provided that such an agreement will be reached.

     Reliance on Key Management. Our success is highly dependent upon the continued services of Ronald J. Bauer, our CEO, who has been the primary person responsible for the direction of the Company. If Mr. Bauer were to leave us, it could have a materially adverse effect upon our business and operations.

ITEM 7: FINANCIAL STATEMENTS

            The audited financial statements, together with the independent accountants report thereon of Malone & Bailey, PLLC appears herein. See financial statements beginning on pages F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On February 12, 2002, the client-auditor relationship between The Bauer Partnership, Inc., formerly Finders Keepers (the "Company") and Bierwolf, Nilson & Associates ("Bierwolf") ceased as Bierwolf was dismissed as the Company's auditor.

      To the knowledge of the Company's current Board of Directors, Bierwolf's report of the financial statements of the Registrant for the period from April 2001 through June 2001 and any related interim period did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

      During the review of the Company's financial statements for the period from April 2001 through June 2001 and any subsequent interim period through the date of dismissal, Bierwolf did not have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

On August 13, 2001, the Registrant changed accountants from Stark Tinter Associates LLC to Bierwolf, Nilson & Associates.

The Company decided not to reappoint Stark Tinter & Associates, LLC as its independent accountant.

The financial statements reported on by Stark Tinter & Associates LLC were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and the interim periods through August 13, 2001 except that the opinion for the year ended December 31, 2000 contained a going concern paragraph;

The decision to change accountants was approved by the Registrant's Board of Directors; and

There were no disagreements related to accounting principles or practices auditing scope or procedure during the past two fiscal years and the interim period through August 13, 2001.

      On February 6, 2002, the Registrant engaged Malone & Bailey PLLC as its independent accountants for the fiscal year ended December 31, 2001. During the most recent fiscal year and any subsequent interim period prior to engaging Malone & Bailey, the Company did not consult with Malone & Bailey regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Malone & Bailey, PLLC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addresssed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey PLLC did not furnish a letter to the Commission.

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The names, ages and positions of the directors and executive officers of Bauer are set forth below. Biographical information for each of these persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

Directors and Officers.

Name                        Age          Position Held
------                     ----          -------------
F. Bryson Farrill           74           Chairman
Ronald J. Bauer             27           Chief Executive Officer and Director
Kevin J. Wallace            51           President
Carmine F. Adimando         57           Chief Financial Advisor
Dr. Jacques Fischer         61           Chief Operating Officer and Director
Joseph T. Bauer             63           Director
Geoffrey Button             53           Director
Ed Tobin                    45           Director


     F. Bryson Farrill, Executive Chairman - Mr. Farrill brings over 40 years of Investment Banking and Brokerage experience to The Bauer Partnership with a wealth of industry knowledge that few attain. Mr. Farrill served as Chairman of the Board for Scotia McLeod, Inc., one of Canada's largest brokerage houses, President and Partner of McLeod, Young & Weir and was an active member of the New York Stock Exchange for over 10 years. He is responsible for overseeing the board's activities and acts as a senior advisor to CEO Ronald J. Bauer.

      Ronald J. Bauer, Chief Executive Officer, Founder and Director - Mr. Bauer is the Chief Executive Officer and founder of The Bauer Partnership, and is responsible for deal flow, acquisitions and contract negotiations. Mr. Bauer has over 6 years experience in offshore financial services and asset management, ranging from institutional brokerage, sales to accredited investors, and fund management throughout Europe. He has been involved aggressively in the structuring of sophisticated financial transactions. He has planned creative debt and equity structures for private and public companies. He oversees the Company's corporate finance and capital raises. Mr Bauer has studied at the State University of New York (S.U.N.Y) for a Bachelor of Science degree in business administration and accounting.

     Kevin J.  Wallace,  President  - Mr.  Wallace  is  President  of The  Bauer
Partnership, Inc. Mr. Wallace has over 25 years of investment banking and commercial real estate experience with an emphasis on the hospitality sector. He was a senior investment banker at Citibank, Lloyds Bank International and Salomon Brothers with broad experience in the international capital markets. He was later President of Mirage Resorts, Inc., which he left to found and be president of Los Nomadas Resorts and Hotels,both integrated resort owning companies with operations around the globe including the United States, Europe, Australia, the Caribbean and Central America. Mr. Wallace holds a BA from Harvard University, Cambridge, MA. and an MBA from Harvard Business School, Boston, MA.

     Carmine F. Adimando, Chief Financial Advisor - Mr. Adimando serves as Chief Financial Advisor and is responsible for overseeing all financial activity of the BAUER Group companies. He is based out of Bauer's New York office. Mr. Adimando was employed for 17 years with Pitney Bowes, Inc. (NYSE: PBI), with a market capitalization of US $9.6 Billion. Mr. Adimando last held the positions of Vice President of Finance, Treasurer and Chief Financial Officer of Pitney Bowes, Inc. He was also President of Pitney Bowes International Holdings, Inc. and a member of the Board of Directors and Executive Committee of Pitney Bowes Leasing Co. Prior to joining Pitney Bowes Mr. Adimando held positions with American Airlines, Inc., Burndy Corp., Deloitte & Touche, Haskins & Sells and Morgan Guaranty Trust. Carmine graduated from St. John's University and Stanford University's Graduate School of Business Senior Financial Management Program. Mr. Adimando is a Certified Public Accountant.

     Dr. Jacques L. Fischer, Chief Operating Officer and Director - Dr. Fischer has been employed for over 30 years as a Senior Executive of Rohm and Haas, Inc., one of the world's largest specialty chemical companies, which is publicly traded on the New York Stock Exchange (NYSE: ROH) with a US $7.8 Billion Market Cap. Recently retired as Rohm and Haas' President and General Manager in Italy, he brings a wealth of management knowledge and experience that spans Europe, South America and North America. Dr. Fischer is a founding shareholder and investor in the Company.

     Joseph T. Bauer, Non Executive Director - Mr. Joseph T. Bauer is a Senior Executive with Canary Wharf Group plc, a developer of Canary Wharf, by far London's largest commercial development. Mr. Bauer is a 25-year veteran of Olympia and York Developments Ltd., at one time North America's largest private real estate developer with total group assets in excess of US $30 billion at its peak. His last position with O&Y was as Senior Vice-President and Chief Engineer. He developed and managed the construction at World Financial Center, Battery Park, New York; First Canadian Place, Toronto, and Canary Wharf. Mr. Bauer has been involved in the development of over 100 commercial large-scale projects spanning North America, Europe and Latin America. Mr. Bauer holds a Bachelor of Science degree in Mechanical Engineering (MBA) from York University in Toronto. Mr. Bauer is CEO Ronald Joseph Bauer's father and acts as a non-executive Director and a senior advisor to the Company.

     Ed Tobin, Non-Executive Director- Mr. Tobin has served as one of our directors since March 2002. Mr. Tobin has served as a director of GEM Ventures Ltd since 1996. Previously, Mr. Tobin worked for Nordberg Capital and Neuberger and Berman. Mr. Tobin received his MBA from The Wharton School and his Master's in Engineering and a Bachelors of Science in Economics from the University of Pennsylvania.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company' directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based soley on review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2001, its officers, directors and greater then ten percent beneficial owners complied with all Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

      The following table is a summary of annual compensation paid to the Company's executives during the two fiscal years ended December 31, 2001 and December 31, 2000.

Name and Principal                                                  Other Annual
Position at 12/31/01                   Year     Salary     Bonus     Allowance
--------------------                  ------    ------    -------   ------------
Ronald J. Bauer                        2001   $139,715     None        $55,000
Chief Executive Officer
Devorah Zirkind                        2000    $55,000     None          -
President and Chief Executive Officer

     Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for us to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

EMPLOYMENT AGREEMENTS

Effective April 2, 2001, the Company entered into an employment agreement with Ronald J. Bauer, Chief Executive Officer, for two years at an annual salary of $171,600 per year. In addition, Mr. Bauer receives $5,075 per month for a residence in London as well as $5,075 per month for a car allowance, car insurance and gas. The agreement contains a severance clause for early termination in which case Mr. Bauer is entitled to receive all remaining amounts due Mr. Bauer under the employment agreement at such time as the employment agreement is terminated.

Effective February 1, 2002, the Company entered into an employment contract with Robert Wallace, our President, for a period of three months. Pursuant to the agreement, Mr. Wallace receives monthly compensation of $5,000 and options to purchase an aggregate of 75,000 shares at an exercise price of $1.00 per share vesting 1/3 at the end of each of the three months covered by the agreement. The agreement states that Mr. Wallace or his designee will receive 2% of the financing received net of commissions and expenses associated with financing received for the following properties: Windjammer, Mosquito Blue and Coral Sands. The parties intend to enter into a definitive agreement covering periods after April 30, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 8, 2002, information regarding the beneficial ownership of shares of Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On April 8, 2002 there were 40,559,727 shares issued and outstanding of record.

Name and Address of                        Shares of       Percentage as of
Beneficial Owners                        Common Stock       April 8, 2002
-----------------                        ------------     ------------------
Ronald J. Bauer (1)(2)                     17,312,500             42.7%
F. Bryson Farrill(1)                          800,000                 *
Dr. Jacques Fischer(1)                      4,250,000             10.5%
Gregory Samuel(1)(4)                        3,000,000              7.4%
Joseph T. Bauer(1)                            300,000                 *
Geoffrey Button                                     -                 *
Kevin Wallace(5)                               75,000                 *
Carmine Adimando                                    -                 *
Ed Tobin                                            -                 *
Ocean Strategic Holdings Ltd. (6)          15,581,250             39.1%
All Executive Officers and Directors
As a group (9 persons)                     25,737,500             63.3%

*    Less than one percent

(1) The business address of each individual is the same as the address of the Company's principal executive offices. (2) Held of record by Fleming Financial Holdings Ltd., of which Ronald J. Bauer is the beneficial owner.
     (3) Held of record by Rothman Holdings Ltd., of which F. Bryson Farrill is the beneficial owner.
(4) Held of record by Flying Dutchman Corp., of which Gregory Samuel is the beneficial owner.
(5) Includes options to purchase 50,000 shares at an exercise price of $1.00 per share and options to purchase 25,000 shares at an exercise price of $1.00 per share which vest as of April 30,2002.
(6) Has a security interest covering 90% of the shares held of record by Fleming Financial Holdings, Ltd. Turbo International Ltd. has a security interest on the remaining 10% of the shares held of record by Fleming Financial Holdings, Ltd.

ITEM 12.  CERTAIN PARTIES AND RELATED TRANSACTIONS.

     In January 2001, Ronald J. Bauer, the Company's Chief Executive Officer, loaned the Company $180,000 bearing interest at 8% which is due upon demand.

     In April 2001, Ronald J. Bauer, our Chief Executive Officer, loaned the Company $140,000 through Fleming Financial, a company of which Ronald J. Bauer is the beneficial owner. The loan bears interest at 8% and is due upon demand.

     In May and June 2001, Dr. Jacques Fischer, our Chief Operating Officer, loaned the Company an aggregate of $250,000 which loans bear interest at rates ranging from 10-12%. These loans are due upon demand.

     In December 2001 and January 2002, one of our employees and shareholders loaned the Company an aggregate of $144,000. One of the loans was due in February 2002 and provides for a penalty payment of up to $50,000. The other loan is secured by 300,000 shares of Company common stock.

     During the year ended December 31, 2001, Ronald J. Bauer, the Company's Chief Executive Officer, advanced the Company $27,135.

     During the year ended December 31, 2001, the Company received a note payable from a financial institution in the amount of $300,000 secured by assets of officers and directors of the Company bearing interest at 3.875%.

     In January 2002, Dr. Jacques Fischer, our Chief Operating Officer, loaned the Company $160,000 bearing interest at 8%. The loan is due upon demand.

     Joseph T. Bauer is the father of Ronald J. Bauer.

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.     Description
-----------   ---------------
3.1(1)       Amended and Restated Articles of Incorporation
3.2(1)       Amended Bylaws
10.1*        Employment Agreement with Ronald J. Bauer
10.2*        Employment Agreement with Kevin Wallace
10.3*        Share and Asset Purchase Agreement with Windjammer Bahamas (1992)
             Limited
10.4*        Schedule 2.8 to Share and Asset Purchase Agreement
10.5*        Loan Agreement with Ocean Strategic Holdings Ltd., and Turbo
             International Ltd.
21.1*        Subsidiaries of the registrant

* Filed herein

(1) Previously filed with Form 8-K filed on December 13, 2001.

A. Financial Statements

        INDEPENDENT AUDITORS' REPORT                                         F-1

        BALANCE SHEET AS OF DECEMBER 31, 2001                                F-2

        STATEMENTS OF OPERATIONS FOR THE PERIOD FROM MARCH 23, 2001
        (INCEPTION) THROUGH DECEMBER 31, 2001                                F-3

        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         FOR THE PERIOD FROM MARCH 23, 2001
        (INCEPTION) THROUGH DECEMBER 31, 2001                                F-4

        STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
        FOR THE PERIOD FROM MARCH 23, 2001
        (INCEPTION) THROUGH DECEMBER 31, 2001                                F-5

        NOTES TO FINANCIAL STATEMENTS                                        F-6

B. Reports on Form 8-K

We filed a current report on Form 8-K on December 13, 2001, relating to a change in control of the Company, the acquisition of The Bauer Partnership, Inc., a Delaware corporation, and a change in the Company's business, name, stock symbol and officers and directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                THE BAUER PARTNERSHIP, INC.

                                                By: /s/ Ronald J. Bauer
                                                   ------------------------
                                                Ronald J. Bauer
                                                Chief Executive Officer

Dated: April 10, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the duties indicated.

Signature                     Title                                    Date
----------                   -------                                 --------

/s/ F. Bryson Farrill         Chairman
---------------------
F. Bryson Farrill                                                April 10, 2002

/s/ Ronald J. Bauer           Chief Executive Officer
-------------------
Ronald J. Bauer               and Director                       April 10, 2002

/s/ Kevin J. Wallace          President
--------------------
Kevin J. Wallace                                                 April 10, 2002

/s/ Dr. Jacques Fischer       Chief Operating Officer
-----------------------
Dr. Jacques Fischer           and Director                       April 10, 2002

/s/ Carmine Adimando          Chief Financial Advisor
Carmine Adimando                                                 April 10, 2002

/s/ Joseph T. Bauer           Director
-------------------
Joseph T. Bauer                                                  April 10, 2002

/s/ Geoffrey Button           Director
Geoffrey Button                                                  April 10, 2002

/s/ Ed Tobin                  Director
-------------------
Ed Tobin                                                         April 10, 2002

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
The Bauer Partnership, Inc.
New York, New York

We have audited the accompanying consolidate balance sheet of The Bauer Partnership, Inc. as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the period from March 23, 2001 (inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bauer Partnership, Inc. as of December 31, 2001, and the results of its operations and its cash flows from March 23, 2001 through December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from March 23, 2001 (inception) through December 31, 2001 totaling $4,620,874 and at December 31, 2001 had a capital deficit of $1,835,519. The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


April 4, 2002

                           THE BAUER PARTNERSHIP, INC.
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001

                                     ASSETS

Current assets
  Cash                                                                              $ 3,882
  Accounts receivable                                                                 5,845
  Investments                                                                        33,806
  Foreign tax refund claims                                                         168,823
                                                                               -------------
    Total current assets                                                            212,356

Property and equipment, net                                                          21,345

                                                                               -------------
                                                                                  $ 233,701
                                                                               =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Bank overdraft                                                                   $ 45,900
  Accounts payable                                                                  919,371
  Accrued interest                                                                   46,967
  Shareholders advances                                                              27,135
  Note payable                                                                      302,002
  Notes payable - related parties                                                   706,500
                                                                               -------------
    Total current liabilities                                                     2,047,875
                                                                               -------------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                                            -
Common stock, $.001 par value, 200,000,000 shares
  authorized, 40,159,727 shares issued and outstanding                               40,160
Additional paid in capital                                                        2,766,540
Accumulated deficit (deficit)                                                    (4,620,874)
                                                                               -------------
  Total Stockholders' Equity (Deficit)                                           (1,814,174)
                                                                               -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                              $ 233,701
                                                                               =============


                           THE BAUER PARTNERSHIP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Period March 23, 2001 (Inception) Through December 31, 2001


                                                                   2001
                                                              -----------------

Revenues                                                         $ 148,164

Cost and Expenses:
  Salaries and benefits                                            764,258
  Rent                                                             227,316
  Other general and administrative                               3,719,824
  Depreciation and amortization                                     10,673
                                                              -------------
                                                                 4,722,071
                                                              -------------

Loss from operations                                             (4,573,907)

Interest expense                                                    46,967

                                                              -------------
Net loss                                                        $(4,620,874)
                                                              =============

Net loss per share:
                                                              -------------
  Net loss basic and diluted                                        $ (0.15)
                                                              =============

Weighted average shares outstanding:
  Basic and diluted                                             31,560,347
                                                              =============

          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           THE BAUER PARTNERSHIP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    For the Period from March 23, 2001 (Inception) Through December 31, 2001


                                                                       Additional paid
                                              Common stock                in capital        Accumulated
                                                                                              deficit            Total
                                     -------------------------------   -----------------  ----------------  -----------------
                                          Shares          Amount
                                     -----------------  ------------   -----------------  ----------------  -----------------

Issuance of common to founders
                                          28,600,000  $     28,600   $               -  $               - $         28,600

Issuance of common stock for legal
and consulting services
                                             900,000           900               8,100                  -             9,000

Issuance of common stock for cash
                                           1,595,521         1,596             667,504                  -           669,100

Issuance of common stock for
Finder's Keepers, Inc. and
recapitalization
                                           4,064,206         4,064               (4,064)                -                  -

Issuance of common stock for
consulting services
                                           5,000,000         5,000           2,095,000                 -          2,100,000

Net loss                                           -             -                   -         (4,620,874)        (4,620,874)
                                     -----------------  ------------   -----------------  ----------------  -----------------
                                                                                          ----------------

Balance,
  December 31, 2001                       40,159,727  $     40,160   $       2,766,540  $      (4,620,874)$       (1,814,174)
                                     =================  ============   =================  ================  =================



          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           THE BAUER PARTNERSHIP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    For the Period from March 23, 2001 (Inception) Through December 31, 2001


                                                              2001
                                                          ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                      $(4,620,874)
Adjustments to reconcile net deficit to cash used by
operating activities:
Depreciation and amortization                                      10,673
Common stock for services                                       2,137,600
Net change in:
  Accounts receivable                                              (5,845)
  Investments                                                     (33,806)
  Foreign tax refund claims                                      (168,823)
  Bank overdraft                                                   45,900
  Accounts payable and accrued expenses                           966,338
                                                          ----------------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES          (1,668,837)
                                                          ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                          ----------------
Capital expenditures                                              (32,018)
                                                          ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock                                              669,100
Shareholder advances                                               27,135
Proceeds from notes payable                                     1,008,502
                                                          ----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                     1,704,737
                                                          ----------------

NET INCREASE (DECREASE) IN CASH                                     3,882
Cash, beg. of period                                                    -
                                                          ----------------
Cash, end of period                                               $ 3,882
                                                          ================

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                                 $   -
  Income taxes paid                                             $   -


          See accompanying summary of accounting policies and notes to consolidated financial statements.

                           THE BAUER PARTNERSHIP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

The Bauer Partnership, Inc. ("Bauer") was incorporated in March 2001 under the laws of the state of Delaware. In October 2001, Bauer entered into an Exchange Agreement that was accounted for as a reverse merger with Finder's Keepers, Inc. ("Finder's), a Nevada corporation. For accounting purposes this has been treated as an acquisition of Finder's and as a recapitalization of Bauer. In connection with the transaction Finder's changed its name to Bauer.

From March 2001 through December 2001, Bauer was engaged in providing investment banking services to United States publicly traded companies seeking financing in the range of $5 million to $20 million who were unable to secure large underwriters or who wished to attract a global span of investors to their corporations. In December 2001, Bauer changed its business strategy to specialize in acquiring cash flow positive commercial real estate assets on a global basis. Bauer's strategy is to utilize its listed equity to acquire existing hotel and commercial real estate assets to add significant increases in revenue and net asset value to its financial position.

Principles Of Consolidation

The  consolidated  financial  statements  include the  accounts of Bauer and its
wholly  owned  subsidiaries.   All  significant  intercompany  transactions  and
balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Investments

Bauer holds minority equity investments in companies. Bauer accounts for these minority investments under the cost method. Certain investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other income and expense.

Revenue Recognition

Revenues are recorded as services are performed. Investment banking revenue includes gains, losses, and fees, net of syndicate expenses, arising from offerings in which Bauer acts as an agent. Revenues from investment banking services include warrants that are received upon the execution of an agreement. Bauer receives additional compensation in cash and warrants upon the sale of the company stock.

Foreign Currency

Bauer's foreign subsidiaries have the U.S. dollar designated as their functional currency. Financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. Remeasurement gains and losses are included in other income and expense.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset. Bauer performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Bauer records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Common Share

Basic and diluted net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented

Recent Accounting Pronouncements

Bauer does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Bauer's results of operations, financial position or cash flows.

Note 2 - REVERSE MERGER

On October 5, 2001, Bauer entered into an Exchange Agreement with Finder's.
In December 2001, the Exchange Agreement became effective (the Exchange). Under the Exchange, Bauer became a wholly owned subsidiary of Finder's, with Finder's changing its name to Bauer. Pursuant to the Exchange, all of the outstanding common shares of Finder's were exchanged for 4,064,206 shares of Bauer. The transaction was regarded as a reverse merger whereby Bauer was considered to be the accounting acquirer as it retained control of Finder's after the Exchange. Certain shareholders of Finder's agreed to cancel 10,000 shares of redeemable preferred stock in connection with the Exchange. Bauer also paid $300,000 in connection with this transaction. The fee is included in other general and administrative expense.

Since Finder's balance sheet is insignificant, a pro-forma consolidated balance sheet is not presented here.

NOTE 3 - FOREIGN TAX REFUND CLAIMS

Bauer has recorded a claim for amounts paid for value added taxes on goods and services due to its current losses.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

                                                                 2000
                                                              ------------
    Office equipment                                             $ 32,018
    Less: Accumulated depreciation                                 10,673
                                                              ------------
                                                                 $ 21,345
                                                              ============

Depreciation expense totaled $10,673 for the period ended December 31, 2001.

NOTE 5 - INCOME TAXES

For the period from inception through December 31, 2001, Bauer has incurred a net loss and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $3,500,000 at December 31, 2001, and will expire in the year 2021.

Deferred income taxes consist of the following at December 31,:

                                                                        2001
                                                                ----------------
    Long-term:
      Deferred tax assets                                           $ 1,190,000
      Valuation allowance                                            (1,190,000)
                                                                ----------------
                                                                    $        -
                                                                ================

NOTE 6 - SHAREHOLDER ADVANCES

Bauer has received advances from its majority shareholder totaling $27,135 as of December 31, 2001. The advances are payable upon demand.

NOTE 7 - NOTE PAYABLE

Bauer has a note payable with a financial institution for $300,000. The note is secured by private assets of officers and directors. Principal and interest are due upon demand and bear interest at 3.875%.

NOTE 8 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following at December 31:

                                                                                           2001
                                                                                       -----------
Promissory note to an officer and majority shareholder, unsecured, principal and interest due upon demand, bearing interest at 8%
                                                                                            $ 180,000

Promissory note to an entity of an officer and majority shareholder,  unsecured, principal and interest due upon demand, bearing interest at 8%
                                                                                              140,000

Promissory note to a Director and shareholder, unsecured, principal and interest due upon demand, bearing interest at 12%
                                                                                              150,000

Promissory note to a Director and shareholder, unsecured, principal and interest due upon demand, bearing interest at 10%
                                                                                              100,000

Promissory note to a Director and shareholder, unsecured, principal and interest due upon demand, bearing interest at 10%
                                                                                               55,500

Promissory note to a Director and shareholder, unsecured, principal and interest due upon demand, bearing interest at 10%
                                                                                               37,000

Promissory  note to an officer  and  shareholder,  secured by 300,000  shares of
Bauer common stock,  principal due February 4, 2002,  including a fixed interest payment of $4,000
                                                                                               44,000
                                                                                           -----------
                                                                                            $ 706,500
                                                                                           ===========

NOTE 9 - SHAREHOLDERS EQUITY

Common Stock:

Bauer is authorized to issue 200,000,000 common shares of stock at a par value of $0.001 per share and 25,000,000 shares of $.001 par value preferred stock.

In March 2001, Bauer issued 28,600,000 shares of common stock to its founders for services valued at $28,600 or the fair value of the services provided.

In April 2000, Bauer issued 900,000 shares for legal and consulting services valued at $9,000 or the fair value of the services provided.

Between July and November 2001, Bauer issued 1,098,800 shares of common stock for cash of $669,100.

In connection with the reverse merger (see Note 2), Bauer issued 4,064,206 shares of common stock.

In December 2001, Bauer issued 5,000,000 shares for consulting services valued at $2,100,000 or the fair value of the services provided.

NOTE 10 - COMMITMENTS

Bauer leases office facilities under non-cancelable operating leases with terms up to two years. Rent expense was $227,316 for the period ended December 31, 2001.

Bauer's minimum rental commitments under non-cancelable operating leases at December 31, 2001 were approximately $57,200 in 2002, and $1,200 in 2003.

Effective April 2, 2001, Bauer entered into an employment  agreement with Ronald
J. Bauer, its Chief Executive Officer, for two years at an annual salary of $174,000 per year. In addition, Mr. Bauer receives $4,900 per month for a residence in London as well as $4,900 per month for a car allowance, insurance and gas. The agreement contains a severance clause for early termination in which case Mr. Bauer will receive all remaining amounts due under the employment agreement. Minimum amounts due under this employment agreement as $291,600 in 2002 and $72,900 in 2003.

NOTE 11 - SUBSEQUENT EVENT

In January 2002, Bauer and one of its wholly-owned subsidiaries entered into a Share and Asset Purchase Agreement to acquire the Windjammer Resort & Spa in St. Lucia, British West Indies. The acquisition price is $30,000,000 and is comprised of $18 million in cash and $12,000,000 in the form of a convertible debenture bearing interest at 8% per year which is convertible into Bauer's common stock at $1.80 per share based on specified criteria in the agreement. In connection with this agreement, Bauer has made non-refundable payments of $200,000 towards the purchase price and owes $17.8 million by May 1, 2002, unless Bauer is granted an extension. Bauer is working to obtain bank financing to close this transaction and is also trying to get an extension in the event it is unable to obtain financing by May 1, 2002. In the event Bauer closes this transaction by obtaining the required financing, Bauer will receive a 39% interest in net profits commencing January 31, 2002 through the closing date.

In March 2002, Bauer entered into a loan agreement with Ocean Strategic Holdings Ltd. and Turbo International Ltd. whereby Bauer receives a 90 day loan of $500,000 based on the following: (1) $150,000 upon execution and delivery of the loan agreement, less $10,000 to be paid to the lenders' attorneys; (2) $50,000 upon the lenders' and/or Bauer's receipt of all of the transaction documents duly executed and delivered pursuant to the loan agreement, less $5,000 to be paid to the lenders' attorneys; (3) $100,000 upon Bauer's filing of its annual report on Form 10-K for the year ended December 31, 2001 and amendment to its current report on Form 8-K dated December 5, 2001 containing all of the financial statements to be filed in connection there with, less any expenses to be paid to lenders' attorneys; and (4) $200,000 upon the lenders receipt of a copy of a written loan commitment to the Company from a reputable lending institution approved by the lenders, which approval shall not be unreasonably withheld, for no less than $18,000,000, less $5,000 to be paid to lenders' attorneys. Bauer has received $185,000 in connection with the loan as of the date of this report, of which a non-refundable payment of $100,000 was made in connection with the Share and Asset Purchase Agreement involving the Windjammer Resort & Spa. In connection with the loan agreement, the lenders received a 10% interest in the outstanding stock of The Bauer Windjammer Resort and Spa (Bahamas) Ltd., a wholly-owned subsidiary of Bauer Capital Management, Limited which is a wholly-owned subsidiary of Bauer. In addition, the lenders received an aggregate of three-year redeemable warrants to purchase 3,000,000 shares, subject to adjustment as provided in the agreement, at an exercise price of $.20 per share. Ronald J. Bauer, chief executive officer, pledged 17,312,500 shares of Bauer common stock held in the name of Fleming Financial Holdings, Ltd. pursuant to a pledge and security agreement. In the event the loan is not repaid in its entirety within 120 days from the date the loan agreement was executed, the loans shall automatically convert into 50,000,000 shares of Bauer common stock resulting in a change of control of Bauer. The lenders have the right to loan up to $500,000 in four separate transactions under substantially the same terms and conditions as the loan agreement. In addition, the lenders have a first right of refusal to provide future financing to Bauer.