Form 10QSB
period 2002-03-31
BAUER PARTNERSHIP  INC
filed 2002-05-20
CIK 1091418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-27323


                           THE BAUER PARTNERSHIP, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                            88-0429812
----------------------------                    --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


              300 Park Avenue, Suite 1700, New York, New York 10022
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 572-6276
                            ------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                Yes: X   No

As of May 20, 2002 42,001,394 shares of Common Stock of the issuer were outstanding.

                           THE BAUER PARTNERSHIP, INC.
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.    Financial Statements                                           F-3
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      F-7

                                PART II

Item 1.    Legal Proceedings                                              F-8
Item 2.    Changes in Securities and Use of Proceeds                      F-8
Item 5.    Other Information                                              F-8
Item 6.    Exhibits and Reports on Form 8-K                               F-8

           Signatures                                                     F-8

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                           THE BAUER PARTNERSHIP, INC.
                             CONDENSED BALANCE SHEET

                                                           March 31,
                                                              2002
                                                          -------------
                                                          (Unaudited)
           ASSETS
Investments                                                 $   78,500
Advances - officer                                               2,865
                                                          -------------
                                                            $   81,365
                                                          =============
           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                          $   74,078
  Accrued interest                                              47,756
  Notes payable                                                554,908
  Notes payable - related parties                              718,000
                                                          -------------
                                                          -------------
    Total current liabilities                                1,394,742
                                                          -------------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 25,000,000 shares
  authorized, none issued and outstanding                            -
  Common stock, $.001 par value, 80,000,000 shares
  authorized:  42,001,394 shares issued and outstanding:        42,001
  Additional paid in capital                                 2,487,099
  Accumulated deficit                                       (3,842,477)
                                                          -------------
    Total stockholders' equity (deficit)                    (1,313,377)
                                                          -------------
                                                           $    81,365
                                                          =============




              See accompanying notes to interim condensed financial
                                  statements.

                           THE BAUER PARTNERSHIP, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended March 31,
                                                      2002          2001
                                                  ------------  -----------
Revenues                                            $       -      $     -

Cost and Expenses:
  Salaries and benefits                                73,000            -
  Other general and administrative                    115,539            -
                                                  -------------  -----------
                                                      188,539            -
                                                  -------------  -----------

Loss from operations                                 (188,539)           -

Other (income) and expense
  Interest and other expense, net                      43,088            -
  Gain on sale of subsidiary                         (159,924)           -
                                                  -------------  -----------
                                                     (116,836)           -
                                                  -------------  -----------

                                                  -------------  -----------
  Net loss                                        $   (71,703)     $     -
                                                  =============  ===========

Basic and diluted income (loss) per common share       $(0.00)         n/a
                                                  =============  ===========

Weighted average shares outstanding                40,320,653          n/a
                                                  =============  ===========


              See accompanying notes to interim condensed financial
                                  statements.

                           THE BAUER PARTNERSHIP, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three months ended March 31,
                                                      -----------------------------------
                                                          2002                2001
                                                      ----------           --------------

Cash flows from operating activities:
  Net loss                                             $   (71,703)           $     -
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Gain on sale of subsidiary                            (159,924)                 -
  Changes in operating assets and liabilities
    Accounts receivable                                     5,845                   -
    Investments                                            (44,694)                 -
    Accounts payable and accrued expenses                 (567,406)                 -
                                                    ---------------   -----------------
        Net cash used in operating activities             (837,882)                 -
                                                    ---------------   -----------------

Cash flows from financing activities:
  Sale of common stock                                     50,000
  Proceeds from notes payable                             784,000                   -
                                                    ---------------   -----------------
                                                          834,000                   -
                                                    ---------------   -----------------

Effect of exchange rate changes on cash                         -                   -

Net increase (decrease) in cash and cash equivalents       (3,882)                  -
Cash and cash equivalents at beginning of period            3,882                   -
                                                    ---------------   -----------------
Cash and cash equivalents at end of period              $       -             $     -
                                                    ===============   =================

Cash paid for:
  Interest                                               $      -             $     -

Non-cash Disclosure:
  Conversion of notes payable to common stock          $   522,500            $     -




              See accompanying notes to interim condensed financial
                                  statements.

                           THE BAUER PARTNERSHIP, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1: PRESENTATION

The condensed consolidated balance sheet of the Company as of March 31, 2002, the related condensed consolidated statements of operations for the three months ended March 31, 2002 and 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the The Bauer Partnership, Inc.'s December 31, 2001 Form 10-KSB.


Note 2: Sale of Subsidiary

Effective January 2002, the Company sold its wholly owned subsidiary, The Bauer Partnership, Limited, to an unrelated entity for a nominal amount. The buyer assumed all leases and employment agreements of the subsidiary. The Company recorded a gain of $159,924.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.


Overview

The Company's business strategy is to utilize its common stock to acquire existing hotel and commercial real estate assets. The Company did not implement this business strategy until December 31, 2001. Prior thereto, the Company was engaged in providing investment banking services to United States publicly traded companies seeking financing in the range of $5 million to $20 million.

Revenues
For the quarter ended March 31, 2002, the Company had no revenue. The Company was formed in March 2001 and had no operations for the corresponding period in the prior year.

Costs and Expenses
For the quarter ended March 31, 2002, the Company's salaries and benefits were $73,000 and its other general and administrative expenses were $115,539. Other general and administrative expenses include payment of professional fees, issuance of stock to consultants, rent, travel and entertainment. The Company was formed in March 2001 and had no operations for the corresponding period in the prior year.


Loss from Operations

The Company had a loss from operations of $188,539 for the quarter ended March 31, 2002. The Company was formed in March 2001 and had no operations for the corresponding period in the prior year.


Net Loss Per Share

The Company had a net loss of $0.00 per share for the three months ended March 31, 2002. The Company was formed in March 2001 and had no results per share for the corresponding period in the prior year.


Liquidity and Capital Resources

For the three months ended March 31, 2002, the Company did not generate cash flow from its operations which exceeded operating costs. As a result, the Company will require additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

Between July and November 2001, the Company raised $669,100 from the sale of 1,098,800 shares of common stock. During the first quarter of 2002, the Company entered into an agreement to raise $500,000 based on certain conditions. The Company sold 100,000 shares of common stock for proceeds of $50,000 in connection with this agreement and another $200,000 came due for 400,000 shares on May 15, 2002, which proceeds have not been received as of the date of this report. In March 2002, the Company converted $522,500 of notes payable into 1,741,667 shares of common stock. This conversion of debt into common stock does not reflect conversion of the interest into common stock which is expected to occur during the second quarter of 2002. The Company has outstanding $1,018,000 from various individuals including officers of the Company, an entity and a financial institution. These loans bear interest ranging from 3.875% to 12% and all of these amounts remain outstanding.

As of March 31, 2002, the Company had no cash and a working capital deficit of $1,313,377.

The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders.


PART II - OTHER INFORMATION


ITEM 1: Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2002 we sold 100,000 shares in consideration for $50,000. We believe this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering.

During the quarter ended two of our officers and an entity associated with one of our officers converted $522,500 into an aggregate of 1,741,667 shares of our common stock. We believe the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an Issuer not involving a public offering.

Item 5.  Other Information

Management is currently negotiating with lenders and the owners of the Windjammer Resort & Spa in attempts to finalize an agreement.

The Company has borrowed an aggregate of $240,000 from Ocean Strategic Holdings Ltd., and Turbo International Ltd., of which no amounts have been repaid.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
         None

         b) Reports on Form 8-K

         On February 12, 2002 and March 8, 2002, the Company filed a report on Form 8-K and Form 8-K/A relating to a change of auditors from Bierwolf, Nilson & Associates to Malone & Bailey, PLLC.

         On April 12, 2002, the Company filed a report on Form 8-K/A relating to the financial statements of The Bauer Partnership, Inc., a Delaware corporation, which was acquired by the Company.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             THE BAUER PARTNERSHIP, INC.

Date: May 20, 2002                        By: /s/ Ronald J. Bauer
                                             -----------------------------
                                                Ronald J. Bauer
                                                CEO and Director