Form 10QSB
period 2002-06-30
BAUER PARTNERSHIP  INC
filed 2002-08-19
CIK 1091418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[  X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-27323


                           THE BAUER PARTNERSHIP, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                        88-0429812
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


              300 Park Avenue, Suite 1700, New York, New York 10022
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 572-6276
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                  Yes X    No

As of August 19, 2002, 42,801,394 shares of Common Stock of the issuer were outstanding.

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

          Signatures                                             F-8

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           THE BAUER PARTNERSHIP, INC.
                             CONDENSED BALANCE SHEET

                                                                  June 30,
                                                                    2002
                                                               ----------------
                                                                (Unaudited)
                                     ASSETS
Investments                                                       $   47,250
Advances - officer                                                     2,865
                                                               ----------------
                                                                  $   50,115
                                                               ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                $   74,078
  Accrued interest                                                    72,674
  Convertible notes payable                                          554,908
  Notes payable - related parties                                    718,000
                                                               ----------------
    Total current liabilities                                      1,419,660
                                                               ----------------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 25,000,000 shares
  authorized, none issued and outstanding                                  -
  Common stock, $.001 par value, 80,000,000 shares
  authorized:  42,801,394 shares issued and outstanding:              42,801
  Additional paid in capital                                       2,616,299
  Accumulated deficit                                              (4,028,645)
                                                               ----------------
    Total stockholders' equity (deficit)                           (1,369,545)
                                                               ----------------
                                                                 $    50,115
                                                               ================



              See accompanying notes to interim condensed financial
                                  statements.

                           THE BAUER PARTNERSHIP, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended       Six Months Ended
                                                     June 30,                June 30,
                                                     --------                --------
                                            2002           2001          2002        2001
                                        --------------  ----------   ------------  -----------

General and Administrative Expenses:
  Salaries and benefits                  $    48,000     $      -    $  121,000    $       -
  General and administrative                 113,250            -       228,789            -
                                        --------------  -----------  ------------  -----------
                                             161,250            -       349,789            -
                                        --------------  -----------  ------------  -----------

Loss from operations                         161,250            -      (349,789)           -

Other (income) and expense
  Interest and other expense, net             24,918            -        68,006            -
  Gain on sale of subsidiary                       -            -      (159,924)           -
                                        --------------  -----------  ------------  -----------
                                              24,918            -       (91,918)           -
                                        --------------  -----------  ------------  -----------

                                        --------------  -----------  ------------  -----------
Net loss                                $   (186,168)    $      -    $ (257,871)     $     -
                                        ==============  ===========  ============  ===========

Basic and diluted net loss per
common share                                  $(0.00)         n/a        $(0.01)         n/a
                                        ==============  ===========  ============  ===========

Weighted average shares outstanding       42,282,713          n/a    41,252,407          n/a
                                        ==============  ===========  ============  ===========


              See accompanying notes to interim condensed financial
                                  statements.

                           THE BAUER PARTNERSHIP, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Six months ended
                                                                     June 30,
                                                        ------------------------------------
                                                              2002                2001
                                                        --------------        --------------

Cash flows from operating activities:
  Net loss                                               $   (257,871)           $     -
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Gain on sale of subsidiary                               (159,924)                 -
  Changes in operating assets and liabilities
    Accounts receivable                                         5,845                  -
    Investments                                               (13,444)                 -
    Accounts payable and accrued expenses                    (542,488)                 -
                                                      ----------------   -----------------
        Net cash used in operating activities                (967,882)                 -
                                                      ----------------   -----------------

Cash flows from financing activities:
  Sale of common stock                                       180,000
  Proceeds from notes payable                                784,000                   -
                                                      ----------------   -----------------
                                                             964,000                   -
                                                      ----------------   -----------------

Effect of exchange rate changes on cash                            -                   -

Net increase (decrease) in cash and cash equivalents           (3,882)                 -
Cash and cash equivalents at beginning of period               3,882                   -
                                                      ----------------   -----------------
Cash and cash equivalents at end of period                 $       -             $     -
                                                      ================   =================

Cash paid for:
  Interest                                                 $       -             $     -

Non-cash Disclosure:
  Conversion of notes payable to common stock              $ 522,500            $     -



              See accompanying notes to interim condensed financial
                                  statements.

                           THE BAUER PARTNERSHIP, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002


Note 1: PRESENTATION

The condensed consolidated balance sheet of the Company as of June 30, 2002, the related condensed consolidated statements of operations for the three and six months ended June 30, 2002 and 2001 and the statements of cash flows for the six months ended June 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in The Bauer Partnership, Inc.'s December 31, 2001 Form 10-KSB.

Note 2: Sale of Subsidiary

Effective January 2002, the Company sold its wholly owned subsidiary, The Bauer Partnership, Limited, to an unrelated entity for a nominal amount. The buyer assumed all leases and employment agreements of the subsidiary. The Company recorded a gain of $159,924.

Note 3 - Convertible Notes Payable

The Company has borrowed an aggregate of $240,000 from Ocean Strategic Holdings Ltd., and Turbo International Ltd., of which no amounts have been repaid, and this amount remains past due. The Company has a verbal agreement with Ocean Strategic Holdings and Turbo International with respect to the repayment of the loans and various other agreements upon the payment of $250,000. Ocean Strategic Holdings and Turbo International have the right to declare the loan in default and then convert the loans into 50,000,000 shares of common stock which would result in a change of control of the Company. In this event it is likely that the Company's operations would be discontinued and the Company's current management would be removed.

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

General and Administrative Expenses

For the three months ended June 30, 2002, the Company's salaries and benefits were $48,000 and its other general and administrative expenses were $113,250. General and administrative expenses include payment of professional fees, issuance of stock to consultants, rent, travel and entertainment. The Company was formed in March 2001 and had no operations for the corresponding periods in the prior year.

For the six months ended June 30, 2002, the Company's salaries and benefits were $121,000 and its other general and administrative expenses were $228,789. General and administrative expenses include payment of professional fees, issuance of stock to consultants, rent, travel and entertainment. The Company was formed in March 2001 and had no operations for the corresponding periods in the prior year.

Loss from Operations

The Company had a loss from operations of $186,168 for the three months ended June 30, 2002. The Company was formed in March 2001 and had no operations for the corresponding period in the prior year.

The Company had a loss from operations of $257,871 for the six months ended June 30, 2002. The Company was formed in March 2001 and had no operations for the corresponding period in the prior year.

Net Loss Per Share

The Company had a net loss of $186,168 and $0.00 per share for the three months ended June 30, 2002. The Company was formed in March 2001 and had no results per share for the corresponding period in the prior year.

The Company had a net loss of $257,871 and $0.01 per share for the six months ended June 30, 2002. The Company was formed in March 2001 and had no results per share for the corresponding period in the prior year.

Liquidity and Capital Resources

For the six months ended June 30, 2002, the Company did not generate cash flow from its operations which exceeded operating costs. As a result, the Company will require additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

Between July and November 2001, the Company raised $669,100 from the sale of 1,098,800 shares of common stock. During the first quarter of 2002, the Company entered into an agreement to raise $500,000 based on certain conditions. The Company sold 100,000 shares of common stock for proceeds of $50,000 in connection with this agreement and another $200,000 came due for 400,000 shares on May 15, 2002, which proceeds have not been received as of the date of this report and are not expected to be received. In March 2002, the Company converted $522,500 of notes payable into 1,741,667 shares of common stock. The Company sold 800,000 shares of common stock for $130,000 during the 2nd quarter 2002. The Company has outstanding $1,272,918 from various individuals including officers of the Company, an entity and a financial institution, which amount includes interest. These loans bear interest ranging from 3.875% to 12% and all of these amounts remain outstanding.

As of June 30, 2002, the Company had no cash and a working capital deficit of $1,369,545.

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

PART II - OTHER INFORMATION


ITEM 1: Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

During the quarter ended June 30, 2002 we sold an aggregate of 800,000 shares to two individuals in consideration for $130,000. We believe this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering.

Item 5.  Other Information

Management is currently negotiating with lenders and the owners of the Windjammer Resort & Spa in attempts to finalize an agreement. The Company entered into a letter of intent with a lender in connection with the purchase of the Windjammer which requires the Company to raise capital as collateral prior to closing.

The Company has borrowed an aggregate of $240,000 from Ocean Strategic Holdings Ltd., and Turbo International Ltd., of which no amounts have been repaid, and this amount remains past due. The Company has a verbal agreement with Ocean Strategic Holdings and Turbo International with respect to the repayment of the loans and various other agreements upon the payment of $250,000. Ocean Strategic Holdings and Turbo International have the right to declare the loan in default and then convert the loans into 50,000,000 shares of common stock which would result in a change of control of the Company. In this event it is likely that the Company's operations would be discontinued and the Company's current management would be removed.

During the quarter ended June 30, 2002, a subsidiary of the Company entered into a letter of intent with Flint River Farms Limited, which provides that the Company's subsidiary will buy 600 acres of land. The Company plans to develop a 200 unit time share resort and 100 home sites. There is no assurance that the Company will complete this transaction.

A subsidiary of the Company is in the final stages of executing a development agreement to construct 31 luxury villas at Tryall Club in Montego Bay, Jamaica. There is no assurance that the Company will be successful in completing such transaction.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
         99.1 Certification of Financial Statements

         b) Reports on Form 8-K

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


                                                 THE BAUER PARTNERSHIP, INC.

Date: August 19, 2002                       By: /s/ Ronald J. Bauer
                                               -------------------------------
                                                Ronald J. Bauer
                                                CEO and Director