Form 10QSB
period 2002-09-30
BAUER PARTNERSHIP  INC
filed 2002-11-14
CIK 1091418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-27323
                                                -------

                           THE BAUER PARTNERSHIP, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                          88-0429812
----------------------------------              --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)


              300 Park Avenue, Suite 1700, New York, New York 10022
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 572-6276
                                 --------------
                           (Issuer's telephone number)

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

                               Yes  X   No

As of November 14, 2002, 53,001,394 shares of Common Stock of the issuer were outstanding.

                           THE BAUER PARTNERSHIP, INC.
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.    Financial Statements                                     F-3
Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                      F-7
Item 3.    Evaluation of Disclosure Controls and Procedures

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

           Signatures                                               F-8

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                           THE BAUER PARTNERSHIP, INC.
                             CONDENSED BALANCE SHEET

                                                                   September 30,
                                                                       2002
                                                                ----------------
                                                                   (Unaudited)
                                     ASSETS
                                                                ----------------
                                                                     $       -
                                                                ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable                                                  $   21,213
  Accrued interest                                                      85,202
  Convertible notes payable                                            474,908
  Notes payable - related parties                                      698,000
                                                                ----------------
                                                                ----------------
    Total current liabilities                                        1,279,323
                                                                ----------------

Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 25,000,000 shares
  authorized, none issued and outstanding                                    -
  Common stock, $.001 par value, 80,000,000 shares
  authorized:  47,801,394 shares issued and outstanding:                47,801
  Additional paid in capital                                         2,848,799
  Accumulated deficit                                               (4,175,923)
                                                                ----------------
    Total stockholders' equity (deficit)                            (1,279,323)
                                                                ----------------
                                                                     $       -
                                                                ================

                   See accompanying notes to interim condensed
                             financial statements.

                           THE BAUER PARTNERSHIP, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended               Nine Months Ended
                                               September 30,                    September 30,
                                               -------------                   -------------
                                              2002          2001           2002           2001
                                        ---------------  -----------   ------------  -------------

Revenue, net                                $       -      $      -      $      -    $   127,323

General and Administrative Expenses:
  Salaries and benefits                        48,500             -       169,500              -
  General and administrative                  170,539             -       283,789         88,876
                                        ---------------  ------------  ------------  -------------
                                              161,250             -       453,289         88,876
                                        ---------------  ------------  ------------  -------------

Income (loss) from operations                (161,250)            -      (453,289)        38,447

Other (income) and expense
  Interest and other expense, net              43,778             -       111,784              -
  Gain on sale of subsidiary                        -             -      (159,924)             -
                                        ---------------  ------------  ------------  -------------
                                               43,778             -       (48,140)             -
                                        ---------------  ------------  ------------  -------------

                                        ---------------  ------------  ------------  -------------
Net loss                                 $   (205,028)     $      -    $ (405,149)    $   38,447
                                        ===============  ============  ============  =============

Basic and diluted net loss per common
share                                         $(0.005)        $0.00        $(0.01)         $0.00
                                        ===============  ============  ============  =============

Weighted average shares outstanding        42,282,713    30,278,878    43,195,787     20,702,550
                                        ===============  ============  ============  =============


                   See accompanying notes to interim condensed
                             financial statements.

                           THE BAUER PARTNERSHIP, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Nine months ended
                                                                September 30,
                                                       ------------------------------
                                                           2002           2001
                                                       ------------------------------

Cash flows from operating activities:
  Net loss                                             $   (405,149)    $       -
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Gain on sale of subsidiary                             (159,924)            -
  Changes in operating assets and liabilities
    Accounts receivable                                       5,845             -
    Investments                                              33,806        (6,622)
    Accounts payable and accrued expenses                  (582,866)            -
                                                     ---------------   ------------
        Net cash used in operating activities            (1,108,288)       (6,622)
                                                     ---------------   ------------

Cash flows from financing activities:
  Sale of common stock                                     417,500              -
  Proceeds from notes payable                              686,906              -
                                                     ---------------   ------------
                                                         1,104,406              -
                                                     ---------------   ------------

Effect of exchange rate changes on cash                          -              -

Net increase (decrease) in cash and cash equivalents        (3,882)        (6,622)
Cash and cash equivalents at beginning of period             3,882          6,662
                                                     ---------------   ------------
Cash and cash equivalents at end of period               $       -      $       -
                                                     ===============   ============

Cash paid for:
  Interest                                               $       -      $       -

Non-cash Disclosure:
  Conversion of notes payable to common stock            $ 522,500      $       -


                   See accompanying notes to interim condensed
                             financial statements.

                           THE BAUER PARTNERSHIP, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002

Note 1: PRESENTATION

The condensed consolidated balance sheet of the Company as of September 30, 2002, the related condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 and the statements of cash flows for the nine months ended September 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in The Bauer Partnership, Inc.'s December 31, 2001 Form 10-KSB.

Note 2

In September 2002, the Company entered into a Settlement Agreement with Ocean Strategic Holdings Ltd., and Turbo International Ltd. See Item 5 for more information.

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

The Company is seeking development and acquisition opportunities in promising industries where it may utilize its securities to acquire emerging businesses and/or companies with growth potential.

The Company's management has worked diligently this past year in reorganizing and restructuring its debt in an effort to reduce general and administrative expenses by reducing its staff as well as its office space in an effort to increase its potential for success in its business model.

Revenues

The Company had no revenues for the three months ended September 30, 2001 and had revenues of $127,323 for the nine months ended September 30, 2001. Revenues were from investment banking services. There were no revenues for the three and nine months ended September 30, 2002.

General and Administrative Expenses

For the three months ended September 30, 2002, the Company's salaries and benefits were $48,500 and its other general and administrative expenses were $170,539. General and administrative expenses include payment of professional fees, rent, travel and entertainment. The Company was formed in March 2001 and had no operations for the corresponding periods in the prior year.

For the nine months ended September 30, 2002, the Company's salaries and benefits were $169,500 and its other general and administrative expenses were $283,789. General and administrative expenses include payment of professional fees, issuance of stock to consultants, rent, travel and entertainment. For the nine months ended September 30, 2001, the Company's general and administrative expenses were $88,876 for professional fees and consulting fees.

Loss from Operations

The Company had a loss from operations of $161,250 for the three months ended September 30, 2002. The Company had no income/loss from operations for the three months ended September 30, 2001.

The Company had a loss from operations of $453,289 for the nine months ended September 30, 2002 compared to net income of $38,447 for the corresponding period in the prior year.

Net Income (Loss) Per Share

The Company had a net loss of $(205,028) and $(0.005) per share for the three months ended September 30, 2002. The Company had no results per share for the corresponding period in the prior year.

The Company had a net loss of $(405,149) and $(0.01) per share for the nine months ended September 30, 2002. The Company had net income of $38,447 for the nine months ended September 30, 2001 and $0.00 per share for the corresponding period in the prior year.

Liquidity and Capital Resources

For the nine months ended September 30, 2002, the Company did not generate cash flow from its operations which exceeded operating costs. As a result, the Company will require additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

Between July and November 2001, the Company raised $669,100 from the sale of 1,098,800 shares of common stock. During the first quarter of 2002, the Company entered into an agreement to raise $500,000 based on certain conditions. The Company sold 100,000 shares of common stock for proceeds of $50,000 in connection with this agreement and another $200,000 came due for 400,000 shares on May 15, 2002, which proceeds have not been received as of the date of this report and are not expected to be received. In March 2002, the Company converted $522,500 of notes payable into 1,741,667 shares of common stock. The Company sold 800,000 shares of common stock for $130,000 during the 2nd quarter 2002. The Company has outstanding loans of $1,172,908 from various individuals including officers of the Company, an entity and a financial institution, which amount includes interest. These loans bear interest ranging from 3.875% to 12% and all of these amounts remain outstanding. In July 2002, the Company sold 5,000,000 shares of common stock for net proceeds of $237,500.

As of September 30, 2002, the Company had no cash and a working capital deficit of $1,279,323.

The Company is taking steps to raise equity capital or to borrow additional funds. The Company is currently in discussions with various groups regarding financing. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Ronald J. Bauer, both the chief executive officer and chief accounting officer of the Company, of the effectiveness of the Company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Mr. Bauer concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the Company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and
(iii) no corrective actions were required to be taken.

PART II - OTHER INFORMATION

ITEM 1: Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

            During the quarter ended September 30, 2002 we sold an aggregate of 5,000,000 shares to an individual in consideration for $237,500. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

Item 5.  Other Information

In November 2002, the Company entered into an agreement with Tropical Resources SA of Panama to develop and market a reforestation project. The Company has formed a wholly-owned subsidiary, Bauer Panama Reforestation Corporation, to manage the new development project and to market the forest land. Bauer Panama is entitled to 20% of all sales originated through its introduction. The reforestation project is expected to begin its marketing program in January 2003.

Management has discontinued its negotiations with lenders and the owners of the Windjammer Resort & Spa.

The Company borrowed an aggregate of $240,000 from Ocean Strategic Holdings Ltd., and Turbo International Ltd., of which $80,000 has been paid as set forth below.

On September 6, 2002, the Company entered into a settlement agreement with Ocean and Turbo which provided that the Company would pay $80,000 on or before August 30, 2002, $100,000 on or before September 30, 2002, and $70,000 on or before October 30, 2002. The Company made the first payment of $80,000 and has failed to make any additional payments. The settlement agreement provided for a seven day cure period without penalty for the second payment with an additional seven day cure period with a penalty in the amount of $10,000. The settlement agreement provides that if the first and second payments are made and the third payment is not made when due, then a penalty in the amount of $10,000 shall be added to the principal of the third payment for each month, on a pro rata basis, that the third payment is not paid in full. The unpaid principal sum and any penalties due bear interest at a rate of twelve percent (12%) per annum. As the Company has breached the settlement agreement due to its failure to make payments, Ocean Strategic Holdings and Turbo International have the right to declare the loan in default and then convert the loans into 50,000,000 shares of common stock which would result in a change of control of the Company. Ocean and Turbo have verbally agreed to accept a payment by the end of this month and that they will continue to operate under the settlement agreement without declaring the loan in default. If the Company fails to make a payment at the end of this month satisfactory to Ocean and Turbo, it is likely that Ocean and Turbo will declare the loan in default and that the Company's operations would be discontinued and the Company's current management would be removed.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits
         10.1 Settlement Agreement with Ocean Strategic Holdings Ltd. and Turbo International Ltd.
         99.1 Certification of Financial Statements

         b) Reports on Form 8-K

         No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THE BAUER PARTNERSHIP, INC.

Date: November 14, 2002                    By: /s/ Ronald J. Bauer
                                               -------------------
                                               Ronald J. Bauer
                                               CEO and Director

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

I, Ronald J. Bauer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of The Bauer Partnership, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c)presented   in  this   quarterly   report  my   conclusions   about  the
effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. As the registrant's certifying officer, I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                /s/ Ronald J. Bauer
                                Name:  Ronald J. Bauer
                                Title: Chief Executive Officer and Principal
                                       Accounting Officer