Form 10KSB
period 2002-12-31
BAUER PARTNERSHIP  INC
filed 2003-04-18
CIK 1091418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                               ----------     ----------

COMMISSION FILE NUMBER 0-27323

HARBOUR FRONT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

            Nevada                         88-0429812
(State of other jurisdiction of         (I.R.S. Employer
  incorporation or organization)      Identification Number)


(Registrant's address and telephone number of principal executive offices and principal place of business)
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Title          196,533,894 Shares Outstanding as of April 11, 2003

Common Stock, par value $.001

As of April 14, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on that date, was approximately $1,640,000.

                          HARBOUR FRONT HOLDINGS, INC.
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2001

Table of Contents

PART I
Item 1.  BUSINESS                                                           4

Item 2.  PROPERTIES                                                         7

Item 3.  LEGAL PROCEEDINGS                                                  8

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                8

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS                                                         8

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           10

Item 7.  FINANCIAL STATEMENTS                                              14

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE                                        14

PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                15

Item 10.  EXECUTIVE COMPENSATION                                           17

Item 11.  SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT                                           17

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   17

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K                                 18

Item 14.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES                 18

PART I

CAUTIONARY STATEMENT. Statements contained herein that are not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which Harbour Front Holdings, Inc. ("us" or "Harbour") operates; competition; changes in our business strategy or development plans; our ability to attract capital for development; the ability to attract and retain qualified personnel; existing governmental regulations and changes in, or the failure to comply with, governmental regulations; liability and other claims asserted against us; and other factors referenced in our filings with the Securities and Exchange Commission.

GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS.

We disclaim any obligation to update information concerning any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this report to reflect future results, events or developments.

ITEM  1:  BUSINESS

GENERAL

Overview  and  History

Harbour Front Holdings, Inc. ("Harbour" or the "Company"), a Nevada corporation incorporated on May 28, 1999, as Finders Keepers, Inc. ("Finders Keepers") with a principal business objective to provide unclaimed property location services to the public and to leading corporations. Finders Keepers sought to assist clients in obtaining information regarding lost or forgotten estates, unclaimed assets and/or financial belongings anywhere within the United States. Finders Keepers attempted to locate assets that escheated to the state or to the federal government or governmental agencies. These assets included monies derived from uncashed checks, dormant savings and checking accounts, lost or forgotten stocks and dividends, unclaimed certificates of deposit ("CDs"), forgotten safe deposit boxes and various other unclaimed assets. Finders Keepers then tried to locate the rightful owners or an entitled beneficiary. Upon locating the entitled person or entity, Finders Keepers completed the necessary paperwork to have these assets released for a "finders fee".

In December 2001, The Bauer Partnership, Inc., a Delaware corporation ("Bauer Delaware") entered into a reverse merger with Finders Keepers whereby Finders Keepers issued 31,030,800 shares of its common stock for 100% of the issued and outstanding shares of Bauer Delaware. Bauer Delaware became a wholly-owned subsidiary of Finders Keepers which changed its name to The Bauer Partnership, Inc. The Company changed its name to Harbour Front Holdings, Inc. in January 2003.

From March 2001 through December 2001, Bauer Delaware was engaged in providing investment banking services to United States publicly traded companies seeking financing in the range of $5 million to $20 million who were unable to secure large underwriters or who wished to attract a global span of investors to their corporations. Harbour introduced and evaluated the potential success and placement of these corporations and their securities. Bauer Delaware introduced its client companies to small to medium brokerage firms who had a wide client base, fund managers, private pension funds, small to mid-sized banks and insurance companies. In connection with the introduction of its client companies to various financing sources, Bauer Delaware and/or the Company or one of its subsidiaries received warrants to purchase shares of the client companies as well as a percentage of any fees raised by the client companies through an introduction by Bauer Delaware.

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

In December 2001, Bauer Delaware changed its business strategy to specialize in acquiring cash flow positive commercial real estate assets on a global basis. The Company's strategy was to utilize its listed equity to acquire existing hotel and commercial real estate assets to add significant increases in revenue and net asset value to its financial position. Bauer Delaware believed it would fill a unique position in the market place by offering the ability to structure and finance sophisticated transactions in various geographies worldwide.


Windjammer  Resort  &  Spa

In January 2002, the Company and one of its wholly-owned subsidiaries entered into a Share and Asset Purchase Agreement to acquire the Windjammer Resort & Spa in St. Lucia, British West Indies. The acquisition price was $30,000,000 and was comprised of $18 million in cash and $12,000,000 in the form of a convertible debenture bearing interest at 8% per year which was convertible into Company common stock at $1.80 per share based on specified criteria in the agreement. In connection with this agreement, the Company made non-refundable payments of $200,000 towards the purchase price and owed $17.8 million by May 1, 2002, unless the Company was granted an extension. The Company was unable to obtain the necessary financing and lost its non-refundable payment of $200,000.

Loan  Agreement  with Ocean Strategic Holdings Ltd. and Turbo International Ltd.

In March 2002, the Company entered into a loan agreement with Ocean Strategic Holdings Ltd. and Turbo International Ltd. whereby the Company received a 90 day loan of $500,000 based on the following: (1) $150,000 upon execution and delivery of the loan agreement, less $10,000 to be paid to the lenders' attorneys; (2) $50,000 upon the lenders' and/or the Company's receipt of all of the transaction documents duly executed and delivered pursuant to the loan agreement, less $5,000 to be paid to the lenders' attorneys; (3) 100,000 upon the Company's filing of its annual report on Form 10-K for the year ended December 31, 2001 and amendment to its current report on Form 8-K dated December 5, 2001 containing all of the financial statements to be filed in connection there with, less any expenses to be paid to lenders' attorneys; and (4) $200,000 upon the lenders receipt of a copy of a written loan commitment to the Company from a reputable lending institution approved by the lenders, which approval shall not be unreasonably withheld, for no less than $18,000,000, less $5,000 to be paid to lenders' attorneys. The Company was unable to receive a loan commitment in the amount of $18,000,000 and received an aggregate of $240,000 in connection with this loan.

In connection with the loan agreement, the lenders received a 10% interest in the outstanding stock of The Bauer Windjammer Resort and Spa (Bahamas) Ltd., a wholly-owned subsidiary of Bauer Capital Management, Limited which is a wholly-owned subsidiary of the Company. In addition, the lenders received an aggregate of three year redeemable warrants to purchase 3,000,000 shares, subject to adjustment as provided in the agreement, at an exercise price of $.20 per share. Ronald J. Bauer, our chief executive officer, pledged 17,312,500 shares of Company common stock held in the name of Fleming Financial Holdings, Ltd. pursuant to a pledge and security agreement. In the event the loan is not repaid in its entirety within 120 days from the date the loan agreement was executed, the loans may be converted into 50,000,000 shares of Company common stock which may result in a change of control of the Company. The lenders have the right to loan up to $500,000 in four separate transactions under substantially the same terms and conditions as the loan agreement. In addition, the lenders have a first right of refusal to provide financing to the Company in future financings.

We have made payments to Ocean Strategic Holdings Ltd. and Turbo International Ltd. of approximately $190,000 to date, but we owe an additional $60,000 plus interest and penalties. We are currently late with respect to principal, interest and penalty payments. If we do not repay these amounts under acceptable terms to Ocean Strategic Holdings and Turbo International, the operations of the Company will likely be discontinued and current management will likely be removed from office.

Various  Letters  of  Intent  and  Transactions

The Company entered into a variety of letters of intent throughout the year ended December 31, 2002, most of which did not result in the execution of definitive agreements.

In June 2002, the Company through a subsidiary, entered into a letter of intent with Flint River Farms Limited to acquire 600 acres of land. This agreement was never finalized.

The Company, through one of its subsidiaries, negotiated to construct 31 luxury villas at Tryall Club in Montego Bay, Jamaica. This transaction was never finalized.

In November 2002, the Company entered into an agreement with Tropical Resources SA of Panama to develop and market a reforestation project. The Company formed a wholly-owned subsidiary Bauer Forestry Corp. to manage the new development project and to market the forest land. Bauer Forestry is entitled to receive 20% of all sales originated through its introduction. The website address of www.panama-forest.com is fully operational. There have been inquiries but no sales to date.

In December 2002, the Company acquired a 33.3% of F3 Fitness, LLC, the owner of a nutritional supplement. After entering into this agreement, F3 Fitness had a change in ownership of the remaining 66.7% membership interest. The Company has established a web site, paid for the establishment of a call center, and paid for a marketing campaign. Pursuant to the agreement, the Company was going to issue 1,000,000 shares of its common stock and pay $200,000 for marketing services over a six month period. Various things were supposed to happen which have not occurred to date and the Company does not feel that it should issue the shares. The registrant continues to run the web site. The call center has been put on hold and F3 Fitness is relying exclusively on Internet sales. Although F3 Fitness has begun generating revenues, it has become clear that the revenue and earnings projections that the Company previously expected to receive from this relationship will not be met. On April 7, 2003, Jerome J.C Ferez, the manager of F3 Fitness resigned. The Company does not believe the resignation of Mr. Ferez will have a material impact on the operations of F3 Fitness.

In December 2002, the Company acquired 33.3% of Caviar Universe LLC, a company selling gourmet products online. The Company established a web-site and a call center and paid for a marketing campaign. As Caviar Universe LLC is a start-up company, it has only recently begun to generate revenues. The call center has been put on hold and Caviar Universe is relying exclusively on Internet sales. It has become evident that the revenue and earnings projections that the Company previously expected to receive from this relationship will not be met.

In December 2002, the Company announced that it had acquired $30,000,000 in non-performing debt. As of this date, EH&P Investments AG has only acquired $6,000,000 in non-performing debt and the Company has yielded no revenues from such non-performing debt. The Company had agreed to issue 10,000,000 shares of its common stock in consideration for the $30,000,000 in non-performing debt. The Company does not expect to issue any shares of common stock and does not expect to generate any revenues from this relationship. It has become clear that the earning projections previously believed to result from this relationship will not be met.

The Company entered into a letter of intent to acquire 100% of Wimbledon Unreal Grass. This agreement was never finalized as the Company chose not to proceed with the transaction. Therefore, the registrant will not receive any economic benefit from Wimbledon Unreal Grass.

In January 2003, the Company and Urbani Holdings, Inc. agreed to enter into a Joint Venture agreement to form "da Rosario LLC" to market gourmet products under the brand name "da Rosario." The companies expect to establish a web site to sell the gourmet products with the Company providing the following services to the joint venture: (1) marketing, (2) financing the design, hosting and maintenance of the "da Rosario" web site, (3) establishing of joint merchant account and (4) financing of a call center for the initial launch period. The agreement calls for a 40% membership interest for the Company and a 60% membership interest for Urbani Holdings, Inc. Urbani Holdings has had significant revenues from its operations. It is expected that the web site will be operational in the second quarter of 2003. The Company previously stated revenue expectations in a press release dated January 31, 2003, which revenues may be overstated as this will be a newly formed joint venture relating to Internet sales.


ITEM  2.  PROPERTIES

We have use of an office at 300 Park Avenue, Suite 1700, New York, New York for $1,000.00 per month on a month to month basis.

ITEM  3.  LEGAL  PROCEEDINGS

In January 2003, Zaven Yaralian filed suit against the Company, Ronald J. Bauer and Jacques Fischer in the State of South Carolina, County of Beaufort, in the Circuit Court, Case No. 03-CP-7-81. Zaven Yaralian entered into a consulting agreement with the Company to serve as its President and executed a subscription agreement for the purchase of 2,000,000 shares of common stock in installments of $50,000 for 400,000 shares of common stock. Pursuant to the consulting agreement, Mr. Yaralian was to receive $10,000 per month for the first three months of the agreement and then receive $20,000 per month. The Company issued Mr. Yaralian 400,000 shares in consideration for $50,000, and paid Mr. Yaralian $10,000 for the first month of services to be preformed pursuant to the terms of the consulting agreement. Mr. Yaralian's primary cause of action is breach of contract and he is seeking damages pursuant to the consulting agreement. Due to Mr. Yaralian's failure to provide services, the Company does not believe it has any obligations and it is vigorously defending this claim.

In February 2003, a lawsuit for breach of contract for attorneys fees was filed styled as Richard O. Weed vs. Harbour Front Holdings, Inc., The Bauer Partnership, Inc., The Bauer Partnership, Ltd., Ronald J. Bauer, and DOES 1 through 25 in the Superior Court of the State of California in Orange County, Case No. 03CC03810. Mr. Weed is seeking damages of $41,239.06, plus interest and attorneys fees. The Company does not believe it owes Mr. Weed for services performed in the amount of $41,239.06. The Company has retained counsel and is vigorously defending this claim.

In February 2003, a lawsuit for damages based on fraud and securities violations was filed styled as Richard O. Weed vs. Harbour Front Holdings, Inc., The Bauer Partnership, Inc., The Bauer Partnership, Ltd., Ronald J. Bauer, David M. Loev,
F. Bryson Farrill, Jacques Fischer, Joseph T. Bauer, Ed Tobin, Geoffrey Button, Kevin Wallace, Pacific Stock Transfer Company, Malone & Bailey, PLLC and DOES 1 through 25 in the Superior Court of the State of California in Orange County, Case No. 0300003887. Mr. Weed is the owner of 150,000 shares of the Company's common stock and he alleges that the market value of his shares has dropped dramatically. Mr. Weed alleges a violation of Section 16(b) of the Securities Exchange Act of 1934 seeking short-swing profits from Ronald J. Bauer. Mr. Weed also seeks damages for a hot check in the amount of $4,310. Mr. Weed is seeking $1,123,500 for his first cause of action, return of short swing profits for his second cause of action, and $4,310 on his third cause of action. Mr. Weed is also seeking prejudgment interest, costs and reasonable attorneys fees. The Company has retained counsel and is vigorously defending these causes of action. Mr. Weed received the 150,000 shares of stock in consideration for services performed and the Company believes that it will settle this claim for a substantially reduced amount.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the Over-the-counter market and is quoted on the electronic Bulletin Board under the symbol "HBRF", traded under the symbol "BUER" from January 2002 to January 2003 and traded under the symbol "FDKP" until the last quarter of 2001. Our common stock was cleared for trading on the OTCBB on March 3, 2000 and began formal trading on March 7, 2000. The following table sets forth the high and low price for our common stock on the OTCBB. The following table represents the range of the high and low bid prices of our stock as reported by the NASDAQ Trading and Market Services for each fiscal quarter for the last two fiscal years ending December 31, 2001 and 2002, respectively. These quotations represent prices between dealers, may not include retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

Year          Quarter                       High           Low
2001          First  Quarter               $5.00          $1.649
              Second  Quarter              $5.997         $1.4999
              Third  Quarter               $3.00          $1.0649
              Fourth  Quarter              $3.00          $1.10

2002          First  Quarter               $7.50          $1.35
              Second  Quarter              $2.85          $.90
              Third  Quarter               $1.20          $.80
              Fourth  Quarter              $1.05          $.04

HOLDERS

As  of  April 11, 2003 there were 92 stockholders of record of our common stock.

DIVIDEND  POLICY

We have not paid cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future.

We have authorized a total of 200,000,000 shares of our common stock, $0.001 par value per share. As of April 11, 2003, we had a total of 196,533,894 shares of our common stock issued and outstanding. We have also authorized 25,000,000 shares of preferred stock, $.001 par value, but none of them are issued and outstanding. Management controls approximately 12% of our outstanding shares.

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

In March 2002, we issued 53,000,000 shares of common stock as collateral to Ocean Strategic Holdings and Turbo International in connection with a loan agreement. We believe the transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act, as the recipients had sufficient knowledge and experience in financial and business matters, and since the transactions were non-recurring and privately negotiated.

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

In May 2002, the Company issued 500,000 shares of common stock to an individual in consideration for $80,000. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipient had sufficient knowledge and experience in financial and business matters, and since the transaction was non-recurring and privately negotiated.

In May 2002, we issued an aggregate of 1,066,667 shares of common stock to Fleming Financial Holdings, of which Ronald J. Bauer is the beneficial owner, and to Ronald J. Bauer in consideration for the conversion of $320,000 of debt into equity. We believe the transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act, as the recipients had sufficient knowledge and experience in financial and business matters, and since the transactions were non-recurring and privately negotiated.

In July 2002, the Company issued 400,000 shares of common stock to an individual in consideration for $50,000. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipient had sufficient knowledge and experience in financial and business matters, and since the transaction was non-recurring and privately negotiated.

In July 2002, the Company issued 25,000 shares of common stock to an entity in consideration for consulting services rendered. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipient had sufficient knowledge and experience in financial and business matters, and since the transaction was non-recurring and privately negotiated.

In August 2002, we issued 68,000 shares of common stock to an individual in connection with services rendered to the Company. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipient had sufficient knowledge and experience in financial and business matters, and since the transaction was non-recurring and privately negotiated.

In August 2002, we issued an aggregate of 5,000,000 shares of common stock to three individuals in consideration for $250,000. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipients had sufficient knowledge and experience in financial and business matters, and since the transactions were non-recurring and privately negotiated.

In December 2002, we issued an individual and an entity an aggregate of 700,000 shares of common stock in consideration for consulting services rendered. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipients had sufficient knowledge and experience in financial and business matters, and since the transactions were non-recurring and privately negotiated.

In February 2003, we issued an aggregate of 10,000,000 shares of our common stock to three entities in consideration for $200,000. We believe the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipients had sufficient knowledge and experience in financial and business matters, and since the transactions were non-recurring and privately negotiated.

In February 2003, the Company issued Ronald J. Bauer 3,300,000 shares of Company common stock in consideration for the payment of accrued salary of $60,000. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipient had sufficient knowledge and experience in financial and business matters, and since the transaction was non-recurring and privately negotiated.

In February 2003, the Company issued 27,500,000 shares of Company common stock to Dr. Jacques Fischer in consideration for forgiveness of a loan in the amount of $500,000. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipient had sufficient knowledge and experience in financial and business matters, and since the transaction was non-recurring and privately negotiated.

In February 2003, the Company issued 1,000,000 shares of Company common stock to an entity in consideration for services rendered. We believe the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act, as the recipient had sufficient knowledge and experience in financial and business matters, and since the transaction was non-recurring and privately negotiated.

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

Revenues
For the year ended December 31, 2002, the Company had $0 in revenues. For the period from March 23, 2001 (inception) through December 31, 2001, the Company had revenues of $148,164 from the receipt of warrants in connection with investment banking services. The decrease in revenues is due to the Company's lack of operations.

Costs  and  Expenses
For the year ended December 31, 2002, the Company's costs and expenses were $2,878,515, a decrease of $1,843,556 from the period from March 23, 2001 (inception) through December 31, 2001. The Company's salaries and benefits decreased from $764,258 for the period from March 23, 2001 (inception) through December 31, 2001 to $169,500 for the year ended December 31, 2002. Rent decreased from $227,316 for the period from March 23, 2001 (inception) through December 31, 2001 to $21,000 for the year ended December 31, 2002. Other general and administrative expenses were $3,719,824 for the period from March 23, 2001 (inception) through December 31, 2001 as compared to $2,688,015 for the year ended December 31, 2002. Other general and administrative expenses includes payment of professional fees, issuance of stock to consultants, travel, and entertainment and printing costs.

Loss  from  Operations
The Company had a loss from operations of $2,878,515 for the year ended December 31, 2002, as compared to a loss from operations of $4,620,874 for the period from March 23, 2001 (inception) through December 31, 2001.


Net  Loss  Per  Share
The Company had a net loss per share of $.06 for the year ended December 31, 2002, as compared to a net loss of $.15 per share for the period from March 23, 2001 (inception) through December 31, 2001.

Liquidity  and  Capital  Resources
For the year ended December 31, 2002 the Company produced $0 in revenues. For the year ended December 31, 2001, the Company did not generate cash flow from its operations which exceeding operating costs. As a result, the Company will require additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

During 2002, the Company raised $380,000 from the issuance of 5,900,000 shares of stock. During 2002, the Company issued 1,066,667 shares of common stock in consideration for debt conversion of $522,500. At December 31, 2002, the Company had shareholder advances of $407,552. Between July and November 2001, the Company raised $669,100 from the sale of 1,098,800 shares of common stock. The Company borrowed $1,006,500 from various individuals, an entity and a financial institution during 2001. These loans bear interest ranging from 3.875% to 12% and all of these amounts remain outstanding. In 2001, the Company also received an advance from Ronald J. Bauer, the Company's Chief Executive Officer, in the amount of $27,135.

As of December 31, 2002, the Company did not have any assets as of December 31, 2002, and had a working capital deficit of 1,424,198. As of December 31, 2001, the Company had cash of $3,882, accounts receivable of $5,845, a VAT refund of $168,823 and a working capital deficit of $1,835,519.

The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders. The Company is also identifying merger and/or acquisition candidates and as of April 16, 2003, the Company has not identified such a candidate. Ronald J. Bauer, the Company's Chief Executive Officer has been advancing the Company capital since December 2002, but he has no commitment to do so.


Risk  Factors.

Failure to Repay Loan May Result in Change of Control. If we are unable to repay the loan due to Ocean Strategic Holdings Ltd. and Turbo International Ltd., the loans are automatically converted into 50,000,000 shares of our common stock resulting in a change of control. We have made payments to Ocean Strategic Holdings Ltd. and Turbo International Ltd. of approximately $190,000 to date, but we owe an additional $60,000 plus interest and penalties. We are currently late with respect to principal, interest and penalty payments. If we do not repay these amounts under acceptable terms to Ocean Strategic Holdings and Turbo International, the operations of the Company will likely be discontinued and current management will likely be removed from office.

Dependence Upon External Financing. It is imperative that we raise capital to stay in business. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, or at all, it would have a materially adverse impact upon our ability to pursue our business strategy and maintain our current operations.

Risk That We May Be Forced Into Bankruptcy. In the event the Company is unable to raise additional capital or find a merger partner or acquisition candidate, the Company may be forced to seek bankruptcy protection.

Reliance on Key Management. Our success is highly dependent upon the continued services of Ronald J. Bauer, our CEO, who has been the primary person responsible for the direction of the Company. If Mr. Bauer were to leave us, it could have a materially adverse effect upon our business and operations. Mr. Bauer's employment agreement has expired and Mr. Bauer is no longer receiving a salary from the Company. As such, Mr. Bauer is seeking to provide consulting services to other businesses and entities.

Risk that the Securities and Exchange Commission Takes the Position that the Company is Deficient in its Filings. The Company received a comment letter from the SEC relating to the Company's compliance with the applicable disclosure requirements. The Company responded to the SEC's comments and filed a report on Form 8-K on March 10, 2003 updating and correcting previous disclosures. In the event the SEC is not satisfied that the Company is current in its filings, this may result in increased expenses to the Company as well as other potential liabilities.

Risk that We Are Unable to Issue Additional Shares. We are authorized to issue 200,000,000 shares of common stock. As of April 11, 2003, we had 196,533,894 shares of common stock outstanding. If we are unable to obtain majority stockholder vote, we will be unable to amend our articles of incorporation to increase the number of authorized shares or affect a reverse stock split and reauthorize the number of shares of common stock that can be issued. If we are unable to increase our number of authorized shares, we will not be able to issue common stock for additional capital, merger or acquisition candidates, or for consulting services. In the event the Company is unable to obtain shareholder approval, this will likely have a significant impact on the Company.


Our Auditors Have Expressed Substantial Doubt About Our Ability to Continue As a Going Concern. Malone & Bailey, PLLC, in their independent auditors' report, have expressed "substantial doubt" as to our ability to continue as a going concern based on operating losses we have incurred since inception. Our financial statements do not include any adjustments that might result from the outcome of that uncertainty. The going concern qualification is also described in Note 2 of the notes to our financial statements.

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

On February 6, 2002, the Registrant engaged Malone & Bailey PLLC as its independent accountants for the fiscal year ended December 31, 2001. During the most recent fiscal year and any subsequent interim period prior to engaging Malone & Bailey, the Company did not consult with Malone & Bailey regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Malone & Bailey, PLLC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey PLLC did not furnish a letter to the Commission.

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The names, ages and positions of the directors and executive officers of Bauer are set forth below. Biographical information for each of these persons is also presented below. Our executive officers are appointed by our Board of Directors and serve at its discretion.

Directors  and  Officers.

Name                  Age          Position  Held
----                  ---          --------------
Ronald  J.  Bauer     28           Chief  Executive  Officer  and  Director

RONALD J. BAUER, CHIEF EXECUTIVE OFFICER, FOUNDER AND DIRECTOR - Mr. Bauer is the Chief Executive Officer and founder of the Company and is responsible for the management of the Company. Mr. Bauer has over 6 years experience in financial services. He has been involved aggressively in the structuring of sophisticated financial transactions. He has planned creative debt and equity structures for private and public companies.

In January 2003, Dr. Jacques Fischer, Joseph T. Bauer and F. Bryson Farrill Resigned as Company directors.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company' directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended December 31, 2002, the Company does not believe its officers, directors and greater then ten percent beneficial owners complied with all
Section  16(a)  filing  requirements.

ITEM 10. EXECUTIVE COMPENSATION

The following table is a summary of annual compensation paid to the Company's executives during the two fiscal years ended December 31, 2002 and December 31, 2001.



Name and Principal                                             Other Annual
Position at 12/31/02     Year         Salary           Bonus   Allowance
-----------------------  ----  ---------------------  -------  ---------
Ronald J. Bauer          2002      $150,000                    $50,000
Chief Executive Officer  2001       139,715            None    $55,000

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

None.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of April 11, 2003, information regarding the beneficial ownership of shares of Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On April 11, 2003 there were 196,533,894 shares issued and outstanding of record.




Name and Address of                    Shares of                  Percentage as of
Beneficial Owners                      Common Stock               April 11, 2002
-------------------------------------  -------------              -----------------
Ronald J. Bauer (1)(2)                 24,179,167                          12.3%
Dr. Jacques Fischer(1)                 31,750,000                          16.2%
Ocean Strategic Holdings Ltd. (3)      63,281,250                          32.2%
All Executive Officers and Directors
As a group (1 person)                  24,179,167                          12.3%

*     Less than one percent
(1)   The business address of each individual is the same as the address of the Company's principal executive offices.
(2)   Includes  20,279,167  shares  held  of  record by Fleming Financial Holdings Ltd., of which
Ronald  J.  Bauer  is  the  beneficial  owner.
(3)   Includes  15,581,250  shares  held  of  record  by  Fleming Financial Holdings, Ltd.  Turbo
International  Ltd. has a security interest on 1,731,250 shares held of record by Fleming Financial
Holdings,  Ltd.

ITEM  12.  CERTAIN  PARTIES  AND  RELATED  TRANSACTIONS.

     In January 2001, Ronald J. Bauer, the Company's Chief Executive Officer, loaned the Company $180,000 bearing interest at 8% which was converted into 600,000 shares of Company common stock in May 2002.

     In April 2001, Ronald J. Bauer, our Chief Executive Officer, loaned the Company $140,000 through Fleming Financial, a company of which Ronald J. Bauer is the beneficial owner. The loan bore interest at 8% and was converted into 466,667 shares of Company common stock in May 2002.

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

     In January 2002, Dr. Jacques Fischer, our Chief Operating Officer, loaned the Company $160,000 bearing interest at 8%. The loan is due upon demand.

     In May 2002, we issued Fleming Financial Holdings and Ronald J. Bauer an aggregate of 1,066,667 shares of Company common stock in consideration for debt forgiveness of $320,000.

     In October 2002, we issued Fleming Financial Holdings, Ltd., a company of which Ronald J. Bauer is the beneficial owner, 1,000,000 shares of stock pursuant to an S-8 registration statement in consideration for employment services of $60,000.

     In February 2003, Fleming Financial Holdings, Ltd., a company of which Ronald J. Bauer is the beneficial owner, paid the Company $50,000 for the issuance of 2,500,000 shares of common stock.

     In February 2003, the Company issued Ronald J. Bauer 3,300,000 shares of Company common stock in consideration for the payment of accrued salary of $60,000.

     In February 2003, the Company issued 27,500,000 shares of Company common stock to Dr. Jacques Fischer in consideration for forgiveness of a loan in the amount of $500,000.

ITEM  13.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibit  No.                   Description
3.1(1)          Amended  and  Restated  Articles  of  Incorporation
3.2(1)          Amended  Bylaws
3.3(3)          Certificate  of  Amendment
10.1(2)         Employment  Agreement  with  Ronald  J.  Bauer
10.2(2)         Employment  Agreement  with  Kevin  Wallace
10.3(2)         Share  and  Asset  Purchase  Agreement  with Windjammer Bahamas
                (1992)  Limited
10.4(2)         Schedule  2.8  to  Share  and  Asset  Purchase  Agreement
10.5(2)         Loan  Agreement  with  Ocean Strategic Holdings Ltd., and Turbo
                International  Ltd.
21.1*           Subsidiaries  of  the  Registrant
99.1*           Certification of Principal Executive Officer Pursuant to U.S.C.
                Section 1350

*  Filed  herein
(1)  Previously  filed  with  Form  8-K  filed  on  December  13,  2001.
(2)  Previously  filed  with  Form  10-KSB  filed  on  April  10,  2002.
(3)  Previously  filed  with  Form  8-K  filed  on  January  27,  2003.

A.  Financial  Statements

INDEPENDENT  AUDITORS'  REPORT                                               F-1

BALANCE  SHEET  AS  OF  DECEMBER  31,  2002                                  F-2

STATEMENTS  OF  OPERATIONS  FOR  THE YEAR ENDED DECEMBER 31, 2002 AND
THE PERIOD  FROM  MARCH  23,  2001
(INCEPTION)  THROUGH  DECEMBER  31,  2001                                    F-3

STATEMENTS  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY
FOR  THE  PERIOD  FROM  MARCH  23,  2001
(INCEPTION)  THROUGH  DECEMBER  31, 2002                                     F-4

STATEMENTS  OF  CASH  FLOWS  FOR  THE  YEARS  ENDED
FOR  THE  PERIOD  FROM  MARCH  23,  2001
(INCEPTION)  THROUGH  DECEMBER  31,  2002                                    F-5

     NOTES  TO  FINANCIAL  STATEMENTS                                        F-6

B.  Reports  on  Form  8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this report.

On January 27, 2003, the registrant filed a report on Form 8-K stating that it had changed its name from The Bauer Partnership, Inc. to Harbour Front Holdings, Inc. and changed its stock symbol from BUER to HBRF.

On March 10, 2003, the registrant filed a report on Form 8-K updating and correcting pervious disclosures regarding profit and revenue forecasts; F3 Fitness, LLC; Caviar Universe LLC; non-performing debt; and Wimbledon Unreal Grass.

ITEM 14.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14 and 15-d-14(c) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has Concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HARBOUR  FRONT  HOLDINGS,  INC.

                                     By:  /s/  Ronald  J.  Bauer
                                          ----------------------
                                          Ronald  J.  Bauer
                                          Chief  Executive  Officer

Dated:  April  18,  2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the duties indicated.

Signature                Title                               Date
---------                -----                               ----

/s/ Ronald J. Bauer     Chief Executive Officer     April 18, 2003
-------------------     and Director
Ronald J. Bauer

Financial Statements


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Harbour Front Holdings, Inc. (formerly The Bauer Partnership, Inc.) New York, New York

We have audited the accompanying consolidated balance sheet of Harbour Front Holdings, Inc. (formerly The Bauer Partnership, Inc.) as of December 31, 2002, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2002 and for the period from March 23, 2001 (inception) through December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Harbour Front Holdings, Inc. (formerly The Bauer Partnership, Inc.) as of December 31, 2002, and the results of its operations and its cash flows for the year then ended and from March 23, 2001 (Inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from March 23, 2001 (inception) through December 31, 2002 totaling $7,592,689 and at December 31, 2002 had a capital deficit of $1,424,198. The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

April 14, 2003



                          HARBOUR FRONT HOLDINGS, INC.
                      (FORMERLY THE BAUER PARTNERSHIP, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


                                     ASSETS
Assets                                                  $         -
                                                        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                      $    235,434
  Accrued interest                                           50,212
  Shareholders advances                                     407,552
  Convertible note payable                                   60,000
  Notes payable - related parties                           673,000
                                                        ------------
    Total current liabilities                             1,424,198
                                                        ------------

Commitments

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                    -
Common stock, $.001 par value, 200,000,000 shares
  authorized, 69,276,961 shares issued and outstanding       69,278
Additional paid in capital                                6,097,213
Accumulated deficit                                      (7,592,689)
                                                        ------------
  Total Stockholders' Deficit                            (1,424,198)
                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $         -
                                                        ============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                          HARBOUR FRONT HOLDINGS, INC.
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Inception
                                                             Year ended       Through
                                                            December 31,    December 31,
                                                                2002           2001
                                                           --------------   ------------
Revenues                                                         $   -   $   148,164

Cost and Expenses:
  Salaries and benefits                                        169,500       764,258
  Rent                                                          21,000       227,316
  Other general and administrative                           2,688,015     3,719,824
  Depreciation and amortization                                      -        10,673
                                                           --------------   ------------
                                                             2,878,515     4,722,071
                                                           --------------   ------------

Loss from operations                                        (2,878,515)   (4,573,907)

  Interest expense                                             (93,300)      (46,967)
                                                           --------------   ------------
                                                                                                    --------------   ------------

Net loss                                                   $(2,971,815)  $(4,620,874)
                                                           ==============  =============

Net loss per share:
  Net loss basic and diluted                                    $(0.06)       $(0.15)
                                                           ==============  =============

Weighted average shares outstanding:
  Basic and diluted                                         45,937,075    31,560,347
                                                           ==============  =============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                          HARBOUR FRONT HOLDINGS, INC.
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
    FOR THE PERIOD FROM MARCH 23, 2001 (INCEPTION) THROUGH DECEMBER 31, 2002

                                                   Additional
                                  Common stock      paid in      Accumulated
                                Shares    Amount    capital        deficit       Total
                              ----------  -------  -----------  ------------  ------------
Issuance of common to
  founders                    28,600,000  $28,600  $        -   $         -   $    28,600
                              ----------  -------  -----------  ------------  ------------

Issuance of common stock
  for legal and consulting
  services                       900,000      900       8,100             -         9,000

Issuance of common stock
  for cash                     1,595,521    1,596     667,504             -       669,100

Issuance of common stock
  for Finder's Keepers, Inc.
  and recapitalization         4,064,206    4,064      (4,064)            -             -

Issuance of common stock
  for consulting services      5,000,000    5,000   2,095,000             -     2,100,000

Net loss                               -        -           -    (4,620,874)   (4,620,874)
                              ----------  -------  -----------  ------------  ------------

Balance,
  December 31, 2001           40,159,727   40,160   2,766,540    (4,620,874)   (1,814,174)

Issuance of common stock
  for legal and consulting
  services                    22,150,567   22,151   2,435,140             -     2,457,291

Issuance of common stock
  for cash                     5,900,000    5,900     374,100             -       380,000

Issuance of common stock
  for debt                     1,066,667    1,067     521,433             -       522,500

Net loss                               -        -           -    (2,971,815)   (2,971,815)
                              ----------  -------  -----------  ------------  ------------

Balance,
  December 31, 2002           69,276,961  $69,278  $6,097,213   $(7,592,689)  $(1,424,198)
                              ==========  =======  ===========  ============  ============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                          HARBOUR FRONT HOLDINGS, INC.
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           2002          2001
                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(2,971,815)  $(4,620,874)
Adjustments to reconcile net deficit to cash used by
  operating activities:
    Depreciation and amortization                                -        10,673
    Common stock for services                            2,457,291     2,137,600
Net change in:
  Accounts receivable                                        5,845        (5,845)
  Investments                                               33,806       (33,806)
  Foreign tax refund claims                                168,823      (168,823)
  Bank overdraft                                           (45,900)       45,900
  Accounts payable and accrued expenses                   (536,424)      966,338
                                                       ------------  ------------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                    (888,374)   (1,668,837)
                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (122,923)      (32,018)
                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                     380,000       669,100
  Shareholder advances                                     380,417        27,135
  Proceeds from notes payable                              246,998     1,008,502
                                                       ------------  ------------

CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES                                             1,007,415     1,704,737
                                                       ------------  ------------

NET INCREASE (DECREASE) IN CASH                             (3,882)        3,882
Cash, beginning of period                                    3,882             -
                                                       ------------  ------------
Cash, end of period                                    $         -   $     3,882
                                                       ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                        $         -   $         -
  Income taxes paid                                    $         -   $         -

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.

                          HARBOUR FRONT HOLDINGS, INC.
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Harbour Front Holdings, Inc. (formerly The Bauer Partnership, Inc.) ("Harbour") was incorporated in March 2001 in Delaware. In October 2001, Harbour entered into an Exchange Agreement that was accounted for as a reverse merger with Finder's Keepers, Inc. ("Finder's), a Nevada corporation. For accounting purposes this has been treated as an acquisition of Finder's and as a recapitalization of Harbour.

From March 2001 through December 2001, Harbour was engaged in providing investment banking services to United States publicly traded companies seeking financing in the range of $5 million to $20 million who were unable to secure large underwriters or who wished to attract a global span of investors to their corporations. In December 2001, Harbour changed its business strategy to specialize in acquiring cash flow positive commercial real estate assets on a global basis. Harbour's strategy is to utilize its listed equity to acquire existing hotel and commercial real estate assets to add significant increases in revenue and net asset value to its financial position.

Principles Of Consolidation

The consolidated financial statements include the accounts of Harbour and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Investments

Harbour holds minority equity investments in companies. Harbour accounts for these minority investments under the cost method. Certain investments carry restrictions on immediate disposition. Investments in public companies with restrictions of less than one year are classified as available-for-sale and are adjusted to their fair market value with unrealized gains and losses, net of tax, recorded as a component of accumulated other comprehensive income. Upon disposition of these investments, the specific identification method is used to determine the cost basis in computing realized gains or losses, which are reported in other income and expense. Declines in value that are judged to be other than temporary are reported in other income and expense.

Revenue Recognition

Revenues are recorded as services are performed. Investment banking revenue includes gains, losses, and fees, net of syndicate expenses, arising from offerings in which Harbour acts as an agent. Revenues from investment banking services include warrants that are received upon the execution of an agreement. Harbour receives additional compensation in cash and warrants upon the sale of the company stock.

Foreign Currency

Harbour's foreign subsidiaries have the U.S. dollar designated as their functional currency. Financial statements of these foreign subsidiaries are remeasured to U.S. dollars for consolidation purposes using current rates of exchange for monetary assets and liabilities and historical rates of exchange for nonmonetary assets and related elements of expense. Revenue and other expense elements are remeasured at rates that approximate the rates in effect on the transaction dates. Remeasurement gains and losses are included in other income and expense.

Long-lived Assets

Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset. Harbour performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Harbour records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Common Share

Basic and diluted net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented

Recent Accounting Pronouncements

Harbour does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Harbour's results of operations, financial position or cash flows.


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Harbour has incurred losses totaling $7,592,689 through December 31, 2002 had a capital deficit of $1,424,198. Because of these losses, Harbour will require additional working capital to develop business operations.

Harbour intends to raise additional working capital either through private placements, public offerings and/or bank financing. Harbour is also identifying merger and/or acquisition candidates. As of April 14, 2003, no acquisition or merger agreements have been closed.

There are no assurances that Harbour will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Harbour's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Harbour will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Harbour. If adequate working capital is not available Harbour may not continue with its operations.

These conditions raise substantial doubt about Harbour's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.


NOTE 3 - REVERSE MERGER

On October 5, 2001, Harbour entered into an Exchange Agreement with Finder's.
In December 2001, the Exchange Agreement became effective (the Exchange). Under the Exchange, Harbour became a wholly owned subsidiary of Finder's, with Finder's changing its name to Harbour. Pursuant to the Exchange, all of the outstanding common shares of Finder's were exchanged for 4,064,206 shares of Harbour. The transaction was regarded as a reverse merger whereby Harbour was considered to be the accounting acquirer as it retained control of Finder's after the Exchange. Certain shareholders of Finder's agreed to cancel 10,000 shares of redeemable preferred stock in connection with the Exchange. Harbour also paid $300,000 in connection with this transaction. The fee is included in other general and administrative expense during 2001.

Since Finder's balance sheet is insignificant, a pro-forma consolidated balance sheet is not presented here.

NOTE 4 - INCOME TAXES

Harbour has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $4,000,000 at December 31, 2002, and will expire in the years from 2021 to 2022.

Deferred income taxes consist of the following at December 31:

                              2002                  2001
                              ----                  ----
Long-term:
  Deferred tax assets     $ 1,360,000          $ 1,190,000
  Valuation allowance      (1,360,000)           (1,190,000)
                          -----------           -----------
                          $       -            $         -
                          ===========           ===========


NOTE 5 - SHAREHOLDER ADVANCES

Harbour has received advances from a shareholder totaling $407,552 as of December 31, 2002. In March 2003, the advances were converted into common stock and into a note payable for $350,000 bearing interest at 8%. The note is unsecured and is due March 2004.
                    -------------

NOTE 6 - NOTES PAYABLE

In March 2002, Harbour entered into a loan agreement with Ocean Strategic Holdings Ltd. and Turbo International Ltd. whereby Harbour received a 90 day loan for $500,000 based on the following: (1) $150,000 upon execution and delivery of the loan agreement, less $10,000 to be paid to the lenders' attorneys; (2) $50,000 upon the lenders' and/or Harbour's receipt of all of the transaction documents duly executed and delivered pursuant to the loan agreement, less $5,000 to be paid to the lenders' attorneys; (3) 100,000 upon Harbour's filing of its annual report on Form 10-KSB for the year ended December 31, 2001 and amendment to its report on Form 8-K dated December 5, 2001 containing all of the financial statements to be filed in connection there with, less any expenses to be paid to lenders' attorneys; and (4) $200,000 upon the lenders receipt of a copy of a written loan commitment to Harbour from a reputable lending institution approved by the lenders, which approval shall not be unreasonably withheld, for no less than $18,000,000, less $5,000 to be paid to lenders' attorneys. Harbour was unable to receive a loan commitment in the amount of $18,000,000 and received an aggregate of $240,000 in connection with this loan.

In connection with the loan agreement, the lenders received a 10% interest in the outstanding stock of The Bauer Windjammer Resort and Spa (Bahamas) Ltd., a wholly-owned subsidiary of Bauer Capital Management, Limited which is a wholly-owned subsidiary of Harbour. In addition, the lenders received an aggregate of three year redeemable warrants to purchase 3,000,000 shares, subject to adjustment as provided in the agreement, at an exercise price of $.20 per share. Ronald J. Bauer, Harbour's chief executive officer, pledged 17,312,500 shares of Harbour common stock held in the name of Fleming Financial Holdings, Ltd. pursuant to a pledge and security agreement. In the event the loan is not repaid in its entirety within 120 days from the date the loan agreement was executed, the loans may be converted into 53,000,000 shares of Harbour's common stock which might result in a change of control of Harbour.
The lenders have the right to loan up to $500,000 in four separate transactions under substantially the same terms and conditions as the loan agreement. In addition, the lenders have a first right of refusal to provide financing to Harbour in future financings.

Harbour has made payments to Ocean Strategic Holdings Ltd. and Turbo International Ltd. of approximately $190,000 to date, but owe $60,000 plus interest and penalties. Harbour is currently delinquent with respect to principal, interest and penalty payments. If Harbour does not repay these amounts under acceptable terms to Ocean Strategic Holdings and Turbo International, the operations of Harbour will likely be discontinued and current management will likely be removed from office.

Harbour has a promissory note of $116,500 to an individual that is unsecured with principal and interest due January 2003, bearing interest at 12%. The note is past due at the date of this report.

Harbour has a promissory note of $50,000 to an individual that is unsecured. The note is pas due as of December 31, 2002.

Harbour has a promissory note of $50,000 to an individual that is unsecured. The note is past due as of December 31, 2002.

NOTE 7 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following at December 31:

                                                                2002
                                                               --------

Promissory note to an officer and shareholder, secured by
  300,000 shares of Harbour common stock, past due at
  December 31, 2002                                            $ 14,000

Promissory note to a Director and shareholder, unsecured,
  principal and interest due upon demand, bearing interest
  at 10%                                                        100,000

Promissory note to a Director and shareholder,
  unsecured, principal and interest due upon demand, bearing
   interest at 10%                                              150,000

Promissory note to a Director and shareholder, unsecured,
  principal and interest due upon demand, bearing interest
  at 10%                                                        100,000

Promissory note to a Director and shareholder, unsecured,
  principal and interest due upon demand, bearing interest
  at 10%                                                         37,000

Promissory note to a Director and shareholder, unsecured,
  principal and interest due upon demand, bearing interest
  at 10%                                                         55,500

                                                               $456,500
                                                               ========

NOTE 8 - SHAREHOLDERS DEFICIT

Common Stock:

Harbour is authorized to issue 200,000,000 common shares of stock at a par value of $0.001 per share and 25,000,000 shares of $.001 par value preferred stock.

In March 2001, Harbour issued 28,600,000 shares of common stock to its founders for services valued at $28,600 or the fair value of the services provided.

In April 2001, Harbour issued 900,000 shares for legal and consulting services valued at $9,000 or the fair value of the services provided.

Between July and November 2001, Harbour issued 1,098,800 shares of common stock for cash of $669,100.

In connection with the reverse merger (see Note 2), Harbour issued 4,064,206 shares of common stock.

In December 2001, Harbour issued 5,000,000 shares for consulting services valued at $2,100,000 or the fair value of the services provided.

During 2002, Harbour issued 5,900,000 shares of common stock for cash of $380,000.

During 2002, Harbour issued 22,150,567 shares of common stock for services valued at the fair value of the services performed of $2,457,291.

During 2002, Harbour issued 1,066,667 shares of common stock for debt of $522,500.

NOTE 9 - COMMITMENTS

Harbour leases its office facilities under a month to month operating lease for $1,000 per month. Rent expense was $21,000 for the year ended December 31, 2002 and $227,316 for the period from March 23, 2001 (Inception) through December 31, 2001.

Effective April 2, 2001, Harbour entered into an employment agreement with Ronald J. Bauer, its Chief Executive Officer, for two years at an annual salary of $174,000 per year. In addition, Mr. Bauer receives $4,900 per month for a residence in London as well as $4,900 per month for a car allowance, insurance and gas. The agreement contains a severance clause for early termination in which case Mr. Bauer will receive all remaining amounts due under the employment agreement. Minimum amounts due under this employment agreement as $291,600 in 2002 and $72,900 in 2003.

In January 2003, Zaven Yaralian filed suit against Harbour, Ronald J. Bauer and Jacques Fischer in the State of South Carolina, County of Beaufort, in the Circuit Court, Case No. 03-CP-7-81. Zaven Yaralian entered into a consulting agreement with Harbour to serve as its President and executed a subscription agreement for the purchase of 2,000,000 shares of common stock in installments of $50,000 for 400,000 shares of common stock. Pursuant to the consulting agreement, Mr. Yaralian was to receive $10,000 per month for the first three months of the agreement and then receive $20,000 per month. Harbour issued Mr. Yaralian 400,000 shares in consideration for $50,000, and paid Mr. Yaralian $10,000 for the first month of services to be preformed pursuant to the terms of the consulting agreement. Mr. Yaralian's primary cause of action is breach of contract and he is seeking damages pursuant to the consulting agreement. Due to Mr. Yaralian's failure to provide services, Harbour does not believe it has any obligations and it is vigorously defending this claim.

In February 2003, a lawsuit for breach of contract for attorneys fees was filed styled as Richard O. Weed vs. Harbour Front Holdings, Inc., The Bauer Partnership, Inc., The Bauer Partnership, Ltd., Ronald J. Bauer, and DOES 1 through 25 in the Superior Court of the State of California in Orange County, Case No. 03CC03810. Mr. Weed is seeking damages of $41,239.06, plus interest and attorneys fees. Harbour does not believe it owes Mr. Weed for services performed in the amount of $41,239.06. Harbour has retained counsel and is vigorously defending this claim.

In February 2003, a lawsuit for damages based on fraud and securities violations was filed styled as Richard O. Weed vs. Harbour Front Holdings, Inc., The Bauer Partnership, Inc., The Bauer Partnership, Ltd., Ronald J. Bauer, David M. Loev,
F. Bryson Farrill, Jacques Fischer, Joseph T. Bauer, Ed Tobin, Geoffrey Button, Kevin Wallace, Pacific Stock Transfer Company, Malone & Bailey, PLLC and DOES 1 through 25 in the Superior Court of the State of California in Orange County, Case No. 0300003887. Mr. Weed is the owner of 150,000 shares of Harbour's common stock and he alleges that the market value of his shares has dropped dramatically. Mr. Weed alleges a violation of Section 16(b) of the Securities Exchange Act of 1934 seeking short-swing profits from Ronald J. Bauer. Mr. Weed also seeks damages for a hot check in the amount of $4,310. Mr. Weed is seeking $1,123,500 for his first cause of action, return of short swing profits for his second cause of action, and $4,310 on his third cause of action. Mr. Weed is also seeking prejudgment interest, costs and reasonable attorneys fees. Harbour has retained counsel and is vigorously defending these causes of action. Mr. Weed received the 150,000 shares of stock in consideration for services performed and Harbour believes that it will settle this claim for a substantially reduced amount.


NOTE 10 - SUBSEQUENT EVENTS

In March 2003, Harbour converted $442,500 of notes payable to a director and $57,500 of advances to a director or $500,000 into 27,500,000 shares of common stock.

In 2003 to date, Harbour issued 33,456,933 shares of common stock under various agreements for consulting services.

In February 2003, Harbour sold 10,000,000 shares of common stock for $200,000.

In March 2003, Harbour issued 3,300,000 shares of its common stock to Ronald J. Bauer, its former chief executive office for services performed.

The common shares outstanding after the above transactions are 143,533,894, not including the 53,000,000 shares held in escrow securing the convertible note payable.

During 2003, both the directors and the shareholders ratified the "2003 Stock Option Plan". This plan has 18,000,000 shares of Harbour common stock reserved for issuance. At December 31, 2002, no options have been granted pursuant to the plan.

During 2003, all directors have resigned except for Ron Bauer. Harbour has closed all of its bank accounts and is currently being funded by Mr. Ron Bauer.