Form 10KSB/A
period 2002-12-31
BAUER PARTNERSHIP  INC
filed 2003-04-24
CIK 1091418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB/A
                                Amendment No. 1

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

Sale  of  Subsidiary

In January 2002, the Company sold its wholly-owned subsidiary, The Bauer Partnership, Limited to a third party for a nominal amount. The buyer assumed all leases and employment agreements of the subsidiary.

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

During 2002, the Company raised $380,000 from the issuance of 5,900,000 shares of stock. During 2002, the Company issued 1,066,667 shares of common stock in consideration for debt conversion of $522,500. The Company borrowed $685,500 during the year ended December 31, 2002. At December 31, 2002, the Company had shareholder advances of $407,552. Between July and November 2001, the Company raised $669,100 from the sale of 1,098,800 shares of common stock. The Company borrowed $1,006,500 from various individuals, an entity and a financial institution during 2001. These loans bear interest ranging from 3.875% to 12% and all of these amounts remain outstanding. In 2001, the Company also received an advance from Ronald J. Bauer, the Company's Chief Executive Officer, in the amount of $27,135.

As of December 31, 2002, the Company did not have any assets as of December 31, 2002, and had a working capital deficit of 1,266,274. As of December 31, 2001, the Company had cash of $3,882, accounts receivable of $5,845, a VAT refund of $168,823 and a working capital deficit of $1,835,519.

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

                                     HARBOUR  FRONT  HOLDINGS,  INC.

                                     By:  /s/  Ronald  J.  Bauer
                                          ----------------------
                                          Ronald  J.  Bauer
                                          Chief  Executive  Officer

Dated:  April  23,  2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the duties indicated.

Signature                Title                               Date
---------                -----                               ----

/s/ Ronald J. Bauer     Chief Executive Officer     April 23, 2003
-------------------     and Director
Ronald J. Bauer


CERTIFICATION

I, Ronald J. Bauer, Principal Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-KSB of Harbour Front Holdings, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003



/s/ Ronald J. Bauer
-------------------------------
Ronald J. Bauer,
Chief Executive Officer

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred losses from March 23, 2001 (inception) through December 31, 2002 totaling $7,432,765 and at December 31, 2002 had a capital deficit of $1,266,274. The Company will require additional working capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com

April 14, 2003



                          HARBOUR FRONT HOLDINGS, INC.
                      (FORMERLY THE BAUER PARTNERSHIP, INC.)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002


                                     ASSETS
Assets                                                  $         -
                                                        ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                      $    75,510
  Accrued interest                                           50,212
  Shareholders advances                                     407,552
  Convertible note payable                                   60,000
  Notes payable - related parties                           673,000
                                                        ------------
    Total current liabilities                             1,266,274
                                                        ------------

Commitments

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                    -
Common stock, $.001 par value, 200,000,000 shares
  authorized, 69,276,961 shares issued and outstanding       69,278
Additional paid in capital                                6,097,213
Accumulated deficit                                      (7,432,765)
                                                        ------------
  Total Stockholders' Deficit                            (1,266,274)
                                                        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             $         -
                                                        ============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                          HARBOUR FRONT HOLDINGS, INC.
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Inception
                                                             Year ended       Through
                                                            December 31,    December 31,
                                                                2002           2001
                                                           --------------   ------------
Revenues                                                         $   -   $   148,164

Cost and Expenses:
  Salaries and benefits                                        169,500       764,258
  Rent                                                          21,000       227,316
  Other general and administrative                           2,688,015     3,719,824
  Depreciation and amortization                                      -        10,673
                                                           --------------   ------------
                                                             2,878,515     4,722,071
                                                           --------------   ------------

Loss from operations                                        (2,878,515)   (4,573,907)

Other income (expense)
  Gain on sale of subsidiary                                   159,924             -
  Interest expense                                             (93,300)      (46,967)
                                                           --------------   ------------
                                                                66,624       (46,967)
                                                           --------------   ------------

Net loss                                                   $(2,811,891)  $(4,620,874)
                                                           ==============  =============

Net loss per share:
  Net loss basic and diluted                                    $(0.06)       $(0.15)
                                                           ==============  =============

Weighted average shares outstanding:
  Basic and diluted                                         45,937,075    31,560,347
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

                                                   Additional
                                  Common stock      paid in      Accumulated
                                Shares    Amount    capital        deficit       Total
                              ----------  -------  -----------  ------------  ------------
Issuance of common to
  founders                    28,600,000  $28,600  $        -   $         -   $    28,600
                              ----------  -------  -----------  ------------  ------------

Issuance of common stock
  for legal and consulting
  services                       900,000      900       8,100             -         9,000

Issuance of common stock
  for cash                     1,595,521    1,596     667,504             -       669,100

Issuance of common stock
  for Finder's Keepers, Inc.
  and recapitalization         4,064,206    4,064      (4,064)            -             -

Issuance of common stock
  for consulting services      5,000,000    5,000   2,095,000             -     2,100,000

Net loss                               -        -           -    (4,620,874)   (4,620,874)
                              ----------  -------  -----------  ------------  ------------

Balance,
  December 31, 2001           40,159,727   40,160   2,766,540    (4,620,874)   (1,814,174)

Issuance of common stock
  for legal and consulting
  services                    22,150,567   22,151   2,435,140             -     2,457,291

Issuance of common stock
  for cash                     5,900,000    5,900     374,100             -       380,000

Issuance of common stock
  for debt                     1,066,667    1,067     521,433             -       522,500

Net loss                               -        -           -    (2,811,891)   (2,811,891)
                              ----------  -------  -----------  ------------  ------------

Balance,
  December 31, 2002           69,276,961  $69,278  $6,097,213   $(7,432,765)  $(1,266,274)
                              ==========  =======  ===========  ============  ============

               See accompanying summary of accounting policies and
                   notes to consolidated financial statements.


                          HARBOUR FRONT HOLDINGS, INC.
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           2002          2001
                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(2,811,891)  $(4,620,874)
Adjustments to reconcile net deficit to cash used by
  operating activities:
    Depreciation and amortization                                -        10,673
    Common stock for services                            2,457,291     2,137,600
    Gain on sale of subsidiary                            (159,924)
Net change in:
  Accounts receivable                                        5,845        (5,845)
  Investments                                               33,806       (33,806)
  Foreign tax refund claims                                168,823      (168,823)
  Bank overdraft                                           (45,900)       45,900
  Accounts payable and accrued expenses                   (536,424)      966,338
                                                       ------------  ------------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                    (888,374)   (1,668,837)
                                                       ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                      (122,923)      (32,018)
                                                       ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                     380,000       669,100
  Shareholder advances                                     380,417        27,135
  Proceeds from notes payable                              246,998     1,008,502
                                                       ------------  ------------

CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES                                             1,007,415     1,704,737
                                                       ------------  ------------

NET INCREASE (DECREASE) IN CASH                             (3,882)        3,882
Cash, beginning of period                                    3,882             -
                                                       ------------  ------------
Cash, end of period                                    $         -   $     3,882
                                                       ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                        $         -   $         -
  Income taxes paid                                    $         -   $         -

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


NOTE 2 - FINANCIAL CONDITION AND GOING CONCERN

Harbour has incurred losses totaling $7,432,765 through December 31, 2002 had a capital deficit of $1,266,274. Because of these losses, Harbour will require additional working capital to develop business operations.

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

NOTE 4 - SALE OF SUBSIDIARY

Effective January 2002, the Company sold its wholly owned subsidiary, The Bauer Partnership, Limited, to an unrelated entity for a nominal amount. The buyer assumed all leases and employment agreements of the subsidiary. The Company recorded a gain of $159,924.


NOTE 5 - INCOME TAXES

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
                          ===========           ===========


NOTE 6 - SHAREHOLDER ADVANCES

Harbour has received advances from a shareholder totaling $407,552 as of December 31, 2002. In March 2003, the advances were converted into common stock and into a note payable for $350,000 bearing interest at 8%. The note is
unsecured and is due             .
                    -------------

NOTE 7 - CONVERTIBLE NOTE PAYABLE

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


NOTE 8 - NOTES PAYABLE - RELATED PARTIES

Notes payable - related parties consists of the following at December 31:

                                                                2002
                                                               --------

Promissory note to an officer and shareholder, secured by
  300,000 shares of Harbour common stock, past due at
  December 31, 2002                                            $ 14,000

Promissory note to a Director and shareholder, unsecured,
  principal and interest due upon demand, bearing interest
  at 10%                                                        100,000

Promissory note to a Director and shareholder,
  unsecured, principal and interest due upon demand, bearing
   interest at 10%                                              150,000

Promissory note to a Director and shareholder, unsecured,
  principal and interest due upon demand, bearing interest
  at 10%                                                        100,000

Promissory note to a Director and shareholder, unsecured,
  principal and interest due upon demand, bearing interest
  at 10%                                                         37,000

Promissory note to a Director and shareholder, unsecured,
  principal and interest due upon demand, bearing interest
  at 10%                                                         55,500

Promissory note to an individual, unsecured, principal and
  interest due upon demand, bearing interest at 12%             116,500

Promissory note to an individual, unsecured, principal and
  interest due upon demand, bearing interest at 12%              50,000

Promissory note to an individual, unsecured, principal and
  interest due upon demand, bearing interest at 10%              50,000
                                                                -------
                                                               $673,000
                                                               ========

NOTE 9 - SHAREHOLDERS DEFICIT

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

NOTE 10 - COMMITMENTS

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