Form 10QSB
period 2003-03-31
BAUER PARTNERSHIP  INC
filed 2003-06-19
CIK 1091418

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                                   (Mark One)

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

   [ ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from           to           .
                                          ----------   ----------

                         Commission File Number 0-27323
                                                -------


                          HARBOUR FRONT HOLDINGS, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


                                Nevada 88-0429812
                                -----------------
         (State or other jurisdiction of incorporation or organization)
                        (IRS Employer Identification No.)


              300 Park Avenue, Suite 1700, New York, New York 10022
              -----------------------------------------------------
                    (Address of principal executive offices)

                                  (212) 572-6276
                                  --------------
                           (Issuer's telephone number)

                                      N/A
                                      ---
      (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes [X] No [ ]

As of June 19, 2003, 196,533,894 shares of Common Stock of the issuer were
                     ------------
outstanding.

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

            Signatures                                                      F-8

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                          HARBOUR FRONT HOLDINGS, INC.
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003

                                     ASSETS


Assets                                                   $         -
                                                         ============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                       $   235,434
  Accrued expenses                                            113,139
  Convertible note payable                                    60,000
  Notes payable - related parties                            230,500
                                                         ------------
    Total current liabilities                                639,073
                                                         ------------

Commitments

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                     -
Common stock, $.001 par value, 200,000,000 shares
  authorized, 143,533,894 shares issued and outstanding      143,534
Additional paid in capital                                 7,523,492
Accumulated deficit                                       (8,306,099)
                                                         ------------
  Total Stockholders' Deficit                               (639,073)
                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $         -
                                                         ============



                          HARBOUR FRONT HOLDINGS, INC.
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           Three Months Ended
                                               March 31,
                                      --------------------------
                                          2003          2002
                                      ------------  ------------
                                                     As restated
Revenues                              $         -   $         -

Cost and Expenses:
  Salaries and benefits                    39,600        73,000
  Other general and administrative        668,863       115,539
                                      ------------  ------------
                                          708,483       188,539
                                      ------------  ------------

Loss from operations                     (708,483)     (188,539)

  Interest expense                         (4,927)      (43,088)
                                      ------------  ------------

Net loss                              $  (713,410)  $  (231,627)
                                      ============  ============

Net loss per share:
  Net loss basic and diluted          $     (0.01)  $     (0.01)
                                      ============  ============

Weighted average shares outstanding:
  Basic and diluted                    74,582,462    40,320,653
                                      ============  ============


                          HARBOUR FRONT HOLDINGS, INC.
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Three Months Ended
                                                                 March 31,
                                                         -------------------------
                                                             2003          2002
                                                         -------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES                                    As restated
Net loss                                                 $   (713,410)  $(231,627)
Adjustments to reconcile net deficit to cash used by
  operating activities:
    Expenses paid by shareholder                                9,400           -
    Common stock for services                                 441,083           -
Net change in:
  Accounts receivable                                               -       5,845
  Investments                                                       -     (44,694)
  Accounts payable and accrued expenses                         62,927    (567,406)
                                                         -------------  ----------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                       (200,000)   (837,882)
                                                         -------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                        200,000      50,000
  Proceeds from notes payable                                       -     784,000
                                                         -------------  ----------

CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES                                                        -     834,000
                                                         -------------  ----------

NET DECREASE IN CASH                                                -      (3,882)
Cash, beginning of period                                           -       3,882
                                                         -------------  ----------
Cash, end of period                                      $          -   $       -
                                                         =============  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                          $          -   $       -
  Income taxes paid                                      $          -   $       -


NONCASH TRANSACTIONS:
  Common stock issued for debt                           $    442,500   $ 522,500
  Debt forgiven by shareholder recorded as contributed
    capital                                              $    350,052   $       -

                          HARBOUR FRONT HOLDINGS, INC.
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: PRESENTATION

The consolidated balance sheet of the Company as of March 31, 2003, the related consolidated statements of operations for the three months ended March 31, 2003 and 2002 and the statements of cash flows for the three months ended March 31, 2003 and 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the The Bauer Partnership, Inc.'s December 31, 2002 Form 10-KSB.


NOTE 2 - RESTATEMENT

In December 2002, management determined it had erroneously recorded a gain on the sale of its subsidiary. The gain was reversed and the net loss for the three months ended March 31, 2002 was restated to $231,627 from $71,703. The deferred gain of 159,924 has been included in accounts payable.


NOTE 3 - COMMON STOCK

In March 2003, Harbour converted $442,500 of notes payable to a former director and officer and $57,500 of advances to a former director and officer or $500,000 into 27,500,000 shares of common stock.

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

During 2003, both the directors and the shareholders ratified the "2003 Stock Option Plan". This plan has 18,000,000 shares of Harbour common stock reserved for issuance. At March 31, 2003, no options have been granted pursuant to the plan.

During 2003, a former director and officer converted advances of $350,052 into a note payable bearing interest at 8% due in March 2004. In March 2003, the former director and officer has forgiven the note payable which has been recorded as a contribution to capital.

During 2003, all directors have resigned except for Ron Bauer. Harbour has closed all of its bank accounts and is currently being funded by Mr. Ron Bauer.


Note 4-  JUDGMENT

On March 5, 2003, a default judgment was entered against The Bauer Partnership, Inc. in a Lawsuit styled as Wilkerson Consulting, Inc. vs. The Bauer Partnership, Inc. in the District Court of Dallas County, Texas in the 192nd Judicial District. In plaintiffs original petition, Wilkerson Consulting alleged that it had assigned contracts to The Bauer Partnership, Inc. in November 2001 relating to the purchase of properties in France and was entitled to $31,000 and 571,429 shares of The Bauer Partnership, Inc. Wilkerson Consulting received a default judgment in the amount of $1,745,287 plus $5,000,000 in punitive damages. The Company only recently became aware of the default judgment and the original petition that had been filed and is currently consulting with counsel regarding the steps it will take. The Company does not believe it was properly served and is contemplating filing a counter-claim against Wilkerson Consulting and believes that the lawsuit was filed fraudulently.

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


Overview

The Company's business strategy was to utilize its common stock to acquire existing hotel and commercial real estate assets. The Company did not implement this business strategy until December 31, 2001. The Company has been unsuccessful in implementing this strategy. Prior thereto, the Company was engaged in providing investment banking services to United States publicly traded companies seeking financing in the range of $5 million to $20 million.

Until recently, the Company had been seeking development and acquisition opportunities in promising industries where it would utilize its securities to acquire emerging businesses and/or companies with growth potential.

Revenues

The Company had no revenues for the three months ended March 31, 2003 and had no revenues for the three months ended March 31, 2002.

Costs and Expenses

For the three months ended March 31, 2003, the Company had costs and expenses of $708,483 consisting of salaries and benefits of $39,600 and other general and administrative expenses of $668,883 which included payment of professional fees, rent, travel and entertainment. Costs and expenses were $188,539 for the three months ended March 31, 2002 consisting of salaries and benefits of $73,000 and other general and administrative expenses of $115,539.


Loss from Operations

The Company had a loss from operations of $708,483, an increase of $519,944 or 276% compared to a loss from operations of $188,539 for the three months ended March 31, 2002. The increase in loss from operations is due to the increase in other general and administrative expenses.

Interest Expense

Interest expense decreased from $43,088 for the three months ended March 31, 2002 to $4,927 for the three months ended March 31, 2003.

Net Loss

Net loss increased $481,783, or 208% from $231,627 for the three months ended March 31, 2002 to $713,410 for the three months ended March 31, 2003.

Net  (Loss) Per Share

The Company had a net loss of $(0.01) per share for the three months ended March 31, 2003 and the three months ended March 31, 2002.

Liquidity and Capital Resources

For the three months ended March 31, 2003, the Company did not generate cash flow from its operations. As a result, the Company requires additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

In February 2003, the Company issued 10,000,000 shares of common stock for $200,000. In March 2003, the Company converted $442,500 of notes payable and $57,500 of advances from a former director and officer into 27,500,000 shares of common stock. During 2003, a former director and officer converted advances of $350,052 into a note payable bearing interest at 8% per annum due in March 2004. In March 2003, the former director and officer forgave the note payable which has been recorded as a contribution to capital. In March 2003, the Company issued 3,300,000 shares of its common stock to Ronald J. Bauer, its chief executive officer, in consideration for services performed. During the first quarter of 2003, the Company issued 33,456,933 shares of its common stock under various agreements for consulting services.

As of March 31, 2003, the Company had accounts payable of $235,434, accrued expenses of $55,139, a convertible note payable of $60,000, and notes payable to related parties of $230,500.

As of March 31, 2003, the Company had no cash and a working capital deficit of $639,073

The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds for the Company's operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders. The Company's bank accounts have been closed and all Company expenses that have been paid have been paid by Ronald J. Bauer, the Company's Chief Executive Officer.

The Company is currently seeking a merger, acquisition or stock sale. There is no assurance that a merger, acquisition or stock sale will take place. In the event that an agreement is reached, this will likely have a significant impact on shareholders and they are likely to have their ownership significantly diluted.


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


On March 5, 2003, a default judgment was entered against The Bauer Partnership, Inc. in a Lawsuit styled as Wilkerson Consulting, Inc. vs. The Bauer Partnership, Inc. in the District Court of Dallas County, Texas in the 192nd Judicial District. In plaintiffs original petition, Wilkerson Consulting alleged that it had assigned contracts to The Bauer Partnership, Inc. in November 2001 relating to the purchase of properties in France and was entitled to $31,000 and 571,429 shares of The Bauer Partnership, Inc. Wilkerson Consulting received a default judgment in the amount of $1,745,287 plus $5,000,000 in punitive damages. The Company only recently became aware of the default judgment and the original petition that had been filed and is currently consulting with counsel regarding the steps it will take. The Company does not believe it was properly served and is contemplating filing a counter-claim against Wilkerson Consulting.


We are not involved in any other material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.


Item 2. Changes in Securities and Use of Proceeds

During the quarter ended March 31, 2003 we sold an aggregate of 10,000,000 shares in consideration for $200,000. We believe that this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company, and since the transaction was non-recurring and privately negotiated.

Item 5.  Other Information

During the first quarter of 2003, all of the Company's directors and officers have resigned with the exception of Ronald J. Bauer, our chief executive officer and director.


The Company borrowed an aggregate of $240,000 from Ocean Strategic Holdings Ltd., and Turbo International Ltd., of which $190,000 has been paid as set forth below.

On September 6, 2002, the Company entered into a settlement agreement with Ocean and Turbo which provided that the Company would pay $80,000 on or before August 30, 2002, $100,000 on or before September 30, 2002, and $70,000 on or before October 30, 2002. The Company made the first payment of $80,000 and has made additional payments aggregating $100,000. The settlement agreement provided for a seven day cure period without penalty for the second payment with an additional seven day cure period with a penalty in the amount of $10,000. The settlement agreement provides that if the first and second payments are made and the third payment is not made when due, then a penalty in the amount of $10,000 shall be added to the principal of the third payment for each month, on a pro rata basis, that the third payment is not paid in full. The unpaid principal sum and any penalties due bear interest at a rate of twelve percent (12%) per annum. As the Company has breached the settlement agreement due to its failure to make payments, Ocean Strategic Holdings and Turbo International have the right to declare the loan in default and then convert the loans into 50,000,000 shares of common stock which would result in a change of control of the Company. Ocean and Turbo have verbally agreed to work with the Company to accept payment on the amounts outstanding plus interest and penalties without declaring the loan in default. If the Company fails to continue making payments to Ocean and Turbo, it is likely that Ocean and Turbo will declare the loan in default and that the Company's operations would be discontinued and the Company's current management would be removed.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits
     99.1 Certification of Financial Statements

     b)     Reports on Form 8-K
     On March 27, 2003, the Registrant filed a report on Form 8-K relating to a change in the Company's name from The Bauer Partnership, Inc. to Harbour Front Holdings, Inc.

     On March 10, 2003, the Registrant filed a report on Form 8-K updating and correcting previous disclosures made by the Company via various press releases.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HARBOUR  FRONT  HOLDINGS,  INC.

Date:  June  19,  2003
                                                   By:  /s/  Ronald  J.  Bauer
                                                        ----------------------
                                                        Ronald  J.  Bauer
                                                        CEO  and  Director

                              FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
              UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                  CERTIFICATION

I, Ronald J. Bauer, certify that:
1. I have reviewed this quarterly report on Form 10-QSB of Harbour Front Holdings, Inc.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. As the registrant's certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. As the registrant's certifying officer, I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):
     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.
6. As the registrant's certifying officer, I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 19, 2003

/s/ Ronald J. Bauer
--------------------
Name:  Ronald J. Bauer
Title: Chief Executive Officer and Principal Accounting Officer

Exhibit 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Harbour Front Holdings, Inc. on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

 /s/  Ronald J. Bauer
Ronald J. Bauer, Chief Executive Officer and Principal Accounting Officer
Dated: June 19, 2003