Form 10QSB
period 2003-06-30
BAUER PARTNERSHIP  INC
filed 2003-08-28
CIK 1091418

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


                                Nevada 88-0429812
                                -----------------
    (State or other jurisdiction of incorporation or organization)(IRS Employer
                               Identification No.)


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

                                Yes [X]     No [ ]

As of August 28, 2003, 196,533,894 shares of Common Stock of the issuer were outstanding.



                           HARBOUR FRONT HOLDINGS, INC.
                      (FORMERLY THE BAUER PARTNERSHIP, INC.)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003


ASSETS
Assets                                                   $         -
                                                         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                       $   242,234
  Accrued expenses                                           118,120
  Convertible note payable                                    60,000
  Notes payable - related parties                            216,500
                                                         ------------
    Total current liabilities                                636,854
                                                         ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                     -
Common stock, $.001 par value, 200,000,000 shares
  authorized, 143,533,894 shares issued and outstanding      143,534
Additional paid in capital                                 7,537,492
Accumulated deficit                                       (8,317,880)
                                                         ------------
  Total Stockholders' Deficit                               (636,854)
                                                         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $         -
                                                         ============


                                   HARBOUR FRONT HOLDINGS, INC.
                             (FORMERLY THE BAUER PARTNERSHIP, INC.)
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended            Six Months Ended
                                                June 30,                    June 30,
                                          2003           2002          2003           2002
                                      -------------  ------------  -------------  ------------
                                                                                   As restated
Revenues                              $          -   $         -   $          -   $         -

Cost and Expenses:
  Salaries and benefits                          -        48,000         39,600       121,000
  Other general and
    Administrative                           6,820       113,250        675,683       228,789
                                      -------------  ------------  -------------  ------------
                                             6,820       161,250        715,283       349,789
                                      -------------  ------------  -------------  ------------

Loss from operations                        (6,820)     (161,250)      (715,283)     (349,789)

Interest expense                            (4,981)      (24,918)        (9,908)      (68,006)
                                      -------------  ------------  -------------  ------------

Net loss                              $    (11,781)  $  (186,168)  $   (725,191)  $  (417,795)
                                      =============  ============  =============  ============

Net loss per share:
  Net loss basic and diluted          $      (0.00)  $     (0.00)  $      (0.01)  $     (0.01)
                                      =============  ============  =============  ============

Weighted average shares outstanding:
  Basic and diluted                    143,533,894    42,282,713    117,309,491    41,252,407
                                      =============  ============  =============  ============


                          HARBOUR FRONT HOLDINGS, INC.
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            Six Months Ended
                                                                June 30,
                                                            2003          2002
                                                        -------------  ----------
                                                                       As restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $   (725,191)  $(417,795)
Adjustments to reconcile net deficit to cash used by
  operating activities:
    Expenses paid by shareholder                               9,400           -
    Common stock for services                                441,083           -
Net change in:
  Accounts receivable                                              -       5,845
  Investments                                                      -     (13,444)
  Accounts payable and accrued expenses                       74,708    (542,488)
                                                        -------------  ----------

CASH FLOWS USED IN OPERATING ACTIVITIES                     (200,000)   (967,882)
                                                        -------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                       200,000     180,000
  Proceeds from notes payable                                      -     784,000
                                                        -------------  ----------

CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES                                                       -     964,000
                                                        -------------  ----------

NET DECREASE IN CASH                                               -      (3,882)
Cash, beginning of period                                          -       3,882
                                                        -------------  ----------
Cash, end of period                                     $          -   $       -
                                                        =============  ==========

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                         $          -   $       -
  Income taxes paid                                     $          -   $       -

NONCASH TRANSACTIONS:
  Common stock issued for debt                          $    442,500   $ 522,500
  Debt forgiven by shareholder recorded as contributed
    capital                                             $    350,052   $       -

                          HARBOUR FRONT HOLDINGS, INC.
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: PRESENTATION

The consolidated balance sheet of the Company as of June 30, 2003, the related consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 and the statements of cash flows for the six months ended June 30, 2003 and 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Harbour Front Holdings, Inc. December 31, 2002 Form 10-KSB.


NOTE 2 - RESTATEMENT

In December 2002, management determined it had erroneously recorded a gain on the sale of its subsidiary. The gain was reversed and the net loss for the six months ended June 30, 2002 was restated to $417,795 from $257,871.


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

During 2003, both the directors and the shareholders ratified the "2003 Stock Option Plan". This plan has 18,000,000 shares of Harbour common stock reserved for issuance. At June 30, 2003, no options have been granted pursuant to the plan.

During 2003, a shareholder converted advances of $350,052 into a note payable bearing interest at 8% due in March 2004. In March 2003, the shareholder has forgiven the note payable which has been recorded as a contribution to capital.

During 2003, all directors have resigned except for Ron Bauer. Harbour has closed all of its bank accounts and is currently being funded by Mr. Ron Bauer.

NOTE 4 - JUDGMENT

On March 5, 2003, a default judgment was entered against The Bauer Partnership, Inc. in a Lawsuit styled as Wilkerson Consulting, Inc. vs. The Bauer Partnership, Inc. in the District Court of Dallas County, Texas in the 192nd Judicial District. In plaintiff's original petition, Wilkerson Consulting alleged that it had assigned contracts to The Bauer Partnership, Inc. in November 2001 relating to the purchase of properties in France and was entitled to $31,000 and 571,429 shares of The Bauer Partnership, Inc. Wilkerson Consulting received a default judgment in the amount of $1,745,287 plus $5,000,000 in punitive damages. The Company only recently became aware of the default judgment and the original petition that had been filed and is currently consulting with counsel regarding the steps it will take. The Company does not believe it was properly served and is contemplating filing a counter- claim against Wilkerson Consulting and believes that the lawsuit was filed fraudulently. The Company has engaged counsel in efforts to reverse this judgment.

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

Until the first quarter of 2003, the Company sought development and acquisition opportunities in promising industries where it would utilize its securities to acquire emerging businesses and/or companies with growth potential.

The Company is currently in discussions with several merger/acquisition candidates.

Revenues

The Company had no revenues for the three and six months ended June 30, 2003 and had no revenues for the three and six months ended June 30, 2002.

Costs and Expenses

For the six months ended June 30, 2003, the Company had costs and expenses of $715,283 consisting of salaries and benefits of $39,600 and other general and administrative expenses of $675,683 which included payment of professional fees, rent, travel and entertainment. Costs and expenses were $349,789 for the six months ended June 30, 2002 consisting of salaries and benefits of $121,000 and other general and administrative expenses of $228,789.

For the three months ended June 30, 2003, the Company had costs and expenses of $6,820 consisting of general and administrative expenses of $6,820 which included payment of professional fees. Costs and expenses were $161,250 for the three months ended June 30, 2002 consisting of salaries and benefits of $48,000 and other general and administrative expenses of $113,250.

Loss from Operations

The Company had a loss from operations of $715,283 for the six months ended June 30, 2003, an increase of $365,494 or 104% compared to a loss from operations of $349,789 for the six months ended June 30, 2002. The increase in loss from operations is due to the increase in other general and administrative expenses.

The Company had a loss from operations of $6,820, a decrease of $154,430 or 958% compared to a loss from operations of $161,250 for the six months ended June 30, 2002. The decrease in loss from operations is due to the decrease in other general and administrative expenses.

Interest Expense

Interest expense decreased from $68,006 for the six months ended June 30, 2002 to $9,908 for the six months ended June 30, 2003.

Net Loss

Net loss increased $307,396, or 74% from $417,795 for the six months ended June 30, 2002 to $725,191 for the six months ended June 30, 2003.

Net loss was $11,781 for the three months ended June 30, 2003 compared to $186,168 for the three months ended June 30, 2002.

Net  Loss Per Share

The Company had a net loss of $0.01 per share for the six months ended June 30, 2003 and the six months ended June 30, 2002.

The Company had a net loss of $0.00 per share for the three months ended June 30, 2003 and the three months ended June 30, 2002.

Liquidity and Capital Resources

For the six months ended June 30, 2003, the Company did not generate cash flow from its operations. As a result, the Company requires additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

As of June 30, 2003, the Company had accounts payable of $242,234, accrued expenses of $118,120, a convertible note payable of $60,000, and notes payable to related parties of $216,500.

As of June 30, 2003, the Company had no cash and a working capital deficit of $636,854.

The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations, whether from the Company's financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no further commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders. The Company's bank accounts have been closed and all Company expenses that have been paid have been paid by Ronald J. Bauer, the Company's Chief Executive Officer.

The Company is currently seeking a merger, acquisition or stock sale. There is no assurance that a merger, acquisition or stock sale will take place. In the event that an agreement is reached, this will likely have a significant impact on shareholders and they are likely to have their ownership significantly diluted.


ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Based on the evaluation by Mr. Ronald J. Bauer, both the chief executive officer and chief accounting officer of the Company, of the effectiveness of the Company's disclosure controls and procedures conducted as of June 30, 2003 the filing date of this quarterly report, Mr. Bauer concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the Company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and
(iii) no corrective actions were required to be taken.


                          PART II - OTHER INFORMATION


ITEM 1: Legal Proceedings

In January 2003, Zaven Yaralian filed suit against the Company, Ronald J. Bauer and Jacques Fischer in the State of South Carolina, County of Beaufort, in the Circuit Court, Case No. 03-CP-7-81. Zaven Yaralian entered into a consulting agreement with the Company to serve as its President and executed a subscription agreement for the purchase of 2,000,000 shares of common stock in installments of $50,000 for 400,000 shares of common stock. Pursuant to the consulting agreement, Mr. Yaralian was to receive $10,000 per month for the first three months of the agreement and then receive $20,000 per month. The Company issued Mr. Yaralian 400,000 shares in consideration for $50,000, and paid Mr. Yaralian $10,000 for the first month of services to be preformed pursuant to the terms of the consulting agreement. Mr. Yaralian's primary cause of action is breach of contract and he is seeking damages pursuant to the consulting agreement. This case was dismissed in June 2003 on the basis of lack of personal jurisdiction.

In February 2003, a lawsuit for breach of contract for attorneys fees was filed styled as Richard O. Weed vs. Harbour Front Holdings, Inc., The Bauer Partnership, Inc., The Bauer Partnership, Ltd., Ronald J. Bauer, and DOES 1 through 25 in the Superior Court of the State of California in Orange County, Case No. 03CC03810. Mr. Weed is seeking damages of $41,239.06, plus interest and attorneys fees. The Company does not believe it owes Mr. Weed for services performed in the amount of $41,239.06. The Company has retained counsel and is vigorously defending this claim. The Company expects to settle this claim as well as the one directly below within the next thirty days.

In February 2003, a lawsuit for damages based on fraud and securities violations was filed styled as Richard O. Weed vs. Harbour Front Holdings, Inc., The Bauer Partnership, Inc., The Bauer Partnership, Ltd., Ronald J. Bauer, David M. Loev,
F. Bryson Farrill, Jacques Fischer, Joseph T. Bauer, Ed Tobin, Geoffrey Button, Kevin Wallace, Pacific Stock Transfer Company, Malone & Bailey, PLLC and DOES 1 through 25 in the Superior Court of the State of California in Orange County, Case No. 0300003887. Mr. Weed is the owner of 150,000 shares of the Company's common stock and he alleges that the market value of his shares has dropped dramatically. Mr. Weed alleges a violation of Section 16(b) of the Securities Exchange Act of 1934 seeking short-swing profits from Ronald J. Bauer. Mr. Weed also seeks damages for a hot check in the amount of $4,310. Mr. Weed is seeking $1,123,500 for his first cause of action, return of short swing profits for his second cause of action, and $4,310 on his third cause of action. Mr. Weed is also seeking prejudgment interest, costs and reasonable attorney's fees. The Company has retained counsel and is vigorously defending these causes of action. Mr. Weed received the 150,000 shares of stock in consideration for services performed and the Company believes that it will settle this claim for a substantially reduced amount.

On March 5, 2003, a default judgment was entered against The Bauer Partnership, Inc. in a Lawsuit styled as Wilkerson Consulting, Inc. vs. The Bauer Partnership, Inc. in the District Court of Dallas County, Texas in the 192nd Judicial District. In plaintiff's original petition, Wilkerson Consulting alleged that it had assigned contracts to The Bauer Partnership, Inc. in November 2001 relating to the purchase of properties in France and was entitled to $31,000 and 571,429 shares of The Bauer Partnership, Inc. Wilkerson Consulting received a default judgment in the amount of $1,745,287 plus $5,000,000 in punitive damages. The Company only recently became aware of the default judgment and the original petition that had been filed and is currently consulting with counsel regarding the steps it will take. The Company does not believe it was properly served and is contemplating filing a counter- claim against Wilkerson Consulting. The Company has engaged counsel in efforts to reverse this judgment.

We are not involved in any other material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.


Item 2. Changes in Securities and Use of Proceeds

None

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

     b)     Reports on Form 8-K
     None


                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 HARBOUR  FRONT HOLDINGS,  INC.

Date:  August 27, 2003
                                                   By:  /s/  Ronald  J.  Bauer
                                                        ----------------------
                                                        Ronald  J.  Bauer
                                                        CEO  and  Director

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

Date: August 27, 2003

/s/ Ronald J. Bauer
--------------------
Name:  Ronald J. Bauer
Title: Chief Executive Officer and Principal Accounting Officer

Exhibit 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Harbour Front Holdings, Inc. on Form 10-QSB for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

 /s/  Ronald J. Bauer
------------------------
Ronald J. Bauer, Chief Executive Officer and Principal Accounting Officer

Dated: August 27, 2003