Form 10QSB
period 2003-09-30
AMERICAN EAGLE MANUFACTURING CO
filed 2003-11-14
CIK 1091418

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 0-27323
                                                -------


                        AMERICAN EAGLE MANUFACTURING CO.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


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

                          Harbour Front Holdings, Inc.
                          ----------------------------
                  (Former name, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                     Yes   X   No

As of November 14, 2003, 982,669 shares of Common Stock of the issuer were outstanding.



                 AMERICAN EAGLE MANUFACTURING CO.
             (FORMERLY HARBOUR FRONT HOLDINGS, INC.)
             (FORMERLY THE BAUER PARTNERSHIP, INC.)
                  CONSOLIDATED BALANCE SHEET
                      SEPTEMBER 30, 2003

                           ASSETS


Assets                                                    $-
                                                     ============
             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                   $   207,428
  Accrued expenses                                       123,101
  Notes payable - related parties                        216,500
                                                     ------------
    Total current liabilities                            547,029
                                                     ------------

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value, 25,000,000 shares
  authorized, no shares issued and outstanding                 -
Common stock, $.001 par value, 200,000,000 shares
  authorized, 982,669 shares issued and outstanding          983
Additional paid in capital                             7,770,328
Accumulated deficit                                   (8,318,340)
                                                     ------------
  Total Stockholders' Deficit                           (547,029)
                                                     ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT          $         -
                                                     ============


                               AMERICAN EAGLE MANUFACTURING CO.
                            (FORMERLY HARBOUR FRONT HOLDINGS, INC.)
                            (FORMERLY THE BAUER PARTNERSHIP, INC.)
                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Three Months Ended      Nine Months Ended
                                                   September 30,            September 30,
                                      --------------------------------  ----------------------
                                              2003             2002        2003        2002
                                      --------------------  ----------  ----------  ----------
                                                                                    As restated
Revenues                              $                 -   $       -   $       -   $       -

Cost and Expenses:
  Salaries and benefits                                 -      48,500      39,600     169,500
  Other general and
    Administrative                                 (4,521)    170,539     671,162     283,789
                                      --------------------  ----------  ----------  ----------
                                                   (4,521)    161,250     710,762     453,289
                                      --------------------  ----------  ----------  ----------

Income (loss) from
  operations                                        4,521    (161,250)   (710,762)   (453,289)

Interest expense                                   (4,981)    (43,778)    (14,889)   (111,784)
                                      --------------------  ----------  ----------  ----------

Net loss                              $              (460)  $(205,028)  $(725,651)  $(565,073)
                                      ====================  ==========  ==========  ==========

Net loss per share:
  Net loss basic and diluted          $             (0.00)  $   (0.97)  $   (1.15)  $   (2.62)
                                      ====================  ==========  ==========  ==========

Weighted average shares outstanding:
  Basic and diluted                               717,669     211,414     630,735     215,979
                                      ====================  ==========  ==========  ==========


                          AMERICAN EAGLE MANUFACTURING CO.
                      (FORMERLY HARBOUR FRONT HOLDINGS, INC.)
                       (FORMERLY THE BAUER PARTNERSHIP, INC.)
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Nine Months Ended
                                                                September 30,
                                                        ---------------------------
                                                            2003           2002
                                                        -------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES                                    As restated
Net loss                                                $   (725,651)  $  (565,073)
Adjustments to reconcile net deficit to cash used by
  operating activities:
    Expenses paid by shareholder                              39,685             -
    Common stock for services                                441,083             -
Net change in:
  Accounts receivable                                              -         5,845
  Investments                                                      -        33,806
  Accounts payable and accrued expenses                       44,883      (582,866)
                                                        -------------  ------------

CASH FLOWS USED IN OPERATING ACTIVITIES                     (200,000)   (1,108,288)
                                                        -------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                       200,000       417,500
  Proceeds from notes payable                                      -       686,906
                                                        -------------  ------------

CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES                                                       -     1,104,406
                                                        -------------  ------------

NET DECREASE IN CASH                                               -        (3,882)
Cash, beginning of period                                          -         3,882
                                                        -------------  ------------
Cash, end of period                                     $          -   $         -
                                                        =============  ============

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest paid                                         $          -   $         -
  Income taxes paid                                     $          -   $         -

NONCASH TRANSACTIONS:
  Common stock issued for debt                          $    502,500   $   522,500
  Debt forgiven by shareholder recorded as contributed
    capital                                             $    350,052   $         -

                        AMERICAN EAGLE MANUFACTURING CO.
                     (FORMERLY HARBOUR FRONT HOLDINGS, INC.)
                     (FORMERLY THE BAUER PARTNERSHIP, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1: PRESENTATION

The consolidated balance sheet of the Company as of September 30, 2003, the related consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 and the statements of cash flows for the nine months ended September 30, 2003 and 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the American Eagle Manufacturing Co. ("American") December 31, 2002 Form 10-KSB.


NOTE 2 - RESTATEMENT

In December 2002, management determined it had erroneously recorded a gain on the sale of its subsidiary. The gain was reversed and the net loss for the nine months ended September 30, 2002 was restated to $565,073 from $405,149.


NOTE 3 - COMMON STOCK

In September 2003, Ocean Strategic Holdings, Ltd. and Turbo International, Inc. entered into an agreement with the Company whereby they agreed to treat the shares of common stock that they were holding in escrow pursuant to a Convertible Debenture as outstanding shares pending certain conditions being met. Ocean Strategic Holdings and Turbo International agreed that as long as they received an aggregate of $60,000 pursuant to a contemplated stock purchase agreement, they would not pursue money from the Company pursuant to the Convertible Debenture. In the event Ocean Strategic Holdings and Turbo International do not receive $60,000 in connection with a stock purchase agreement, it is agreed that the conditions of the Convertible Debenture revert back to the terms and conditions prior to the shares being treated as issued and outstanding.


In August 2003, the Board of Directors announced a reverse split of 1 for 200 shares of American's common stock. All share and per share amounts have been restated to reflect the retroactive effect of the stock split.

In March 2003, American converted $442,500 of notes payable to a director and $57,500 of advances to a director or $500,000 into 137,500 shares of common stock.

In 2003 to date, American issued 167,285 shares of common stock under various agreements for consulting services.

In February 2003, American sold 50,000 shares of common stock for $200,000.

In March 2003, American issued 16,500 shares of its common stock to Ronald J. Bauer, its former chief executive office for services performed.

During 2003, a shareholder converted advances of $350,052 into a note payable bearing interest at 8% due in March 2004. In March 2003, the shareholder has forgiven the note payable which has been recorded as a contribution to capital.

During 2003, all directors have resigned except for Ron Bauer. American has closed all of its bank accounts and is currently being funded by Mr. Ron Bauer.


NOTE 4 - JUDGMENT

On March 5, 2003, a default judgment was entered against The Bauer Partnership, Inc. in a Lawsuit styled as Wilkerson Consulting, Inc. vs. The Bauer Partnership, Inc. in the District Court of Dallas County, Texas in the 192nd Judicial District. In plaintiff's original petition, Wilkerson Consulting alleged that it had assigned contracts to The Bauer Partnership, Inc. in November 2001 relating to the purchase of properties in France and was entitled to $31,000 and 571,429 shares of The Bauer Partnership, Inc. Wilkerson Consulting received a default judgment in the amount of $1,745,287 plus $5,000,000 in punitive damages. The Company only recently became aware of the default judgment and the original petition that had been filed and is currently consulting with counsel regarding the steps it will take. The Company does not believe it was properly served and is contemplating filing a counter-claim against Wilkerson Consulting and believes that the lawsuit was filed fraudulently. The Company has engaged counsel in efforts to reverse this judgment and has filed a notice of appeal.


NOTE 5 - LETTER OF INTENT

During August 2003, the Company entered into a letter of intent to enter into a reverse merger transaction. As of November 14, 2003, the transaction had not closed.

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

Revenues

The Company had no revenues for the three and nine months ended September 30, 2003 and had no revenues for the three and nine months ended September 30, 2002.

Costs and Expenses

For the nine months ended September 30, 2003, the Company had costs and expenses of $710,762 consisting of salaries and benefits of $39,600 and other general and administrative expenses of $671,162 which included payment of professional fees, rent, travel and entertainment. Costs and expenses were $453,289 for the nine months ended September 30, 2002 consisting of salaries and benefits of $169,500 and other general and administrative expenses of $283,789.

For the three months ended September 30, 2003, the Company had costs and expenses of $(4,521) consisting of forgiveness of certain accounts payable. Costs and expenses were $161,250 for the three months ended September 30, 2002 consisting of salaries and benefits of $48,500 and other general and administrative expenses of $170,539.

Loss from Operations

The Company had a loss from operations of $710,762, an increase of $257,473 or 57% compared to a loss from operations of $453,289 for the nine months ended September 30, 2002. The increase in loss from operations is due to the increase in other general and administrative expenses offset by a decrease in salaries. American is settling its obligations in order to attract a merger or acquisition candidate.

During the three months ended September 30, 2003, the Company had income from operations of $4,521 compared to a loss from operation of $161,250 during the three months ended September 30, 2002. The income from operations was due to the forgiveness of certain accounts payable.

Interest Expense

Interest expense decreased from $111,784 for the nine months ended September 30, 2002 to $14,889 for the nine months ended September 30, 2003. The decrease in interest expenses was due to the debt conversion and the payment of outstanding debts.

Interest expense decreased from $43,778 for the three months ended September 30, 2002 to $4,981 for the three months ended September 30, 2003.

Net Loss

Net loss increased $160,578, or 28% from $565,073 for the nine months ended September 30, 2002 to $725,651 for the nine months ended September 30, 2003. The increase in net loss is due to the increase in other general and administrative expenses offset by a decrease in salaries and a decrease in interest expense.

Net loss was $460 for the three months ended September 30, 2003 compared to $205,028 for the three months ended September 30, 2002. The decrease in net loss is due to the forgiveness of certain accounts payable and the elimination, during the three months ended September 30, 2003, of general and administrative expenses and interest expense.

Net Loss Per Share

The Company had a net loss of $1.15 per share for the nine months ended September 30, 2003 and $2.62 for the nine months ended September 30, 2002.

The Company had a net loss of $0.00 per share for the three months ended September 30, 2003 and $0.97 for the three months ended September 30, 2002.

Liquidity and Capital Resources

For the nine months ended September 30, 2003, the Company did not generate cash flow from its operations. As a result, the Company requires additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

As of September 30, 2003, the Company had accounts payable of $207,428, accrued expenses of $123,101, and notes payable to related parties of $216,500.

As of September 30, 2003, the Company had no cash and a working capital deficit of $547,029.

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


ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          (a) Evaluation of disclosure controls and procedures. Based on the evaluation by Mr. Ronald J. Bauer, both the chief executive officer and chief accounting officer of the Company, of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) conducted as of September 30, 2003 the filing date of this quarterly report (the "Evaluation Date"), Mr. Bauer concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to us and our subsidiaries would be made known to him by others within those entities.

          (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 1: Legal Proceedings

In February 2003, a lawsuit for breach of contract for attorneys fees was filed styled as Richard O. Weed vs. The Bauer Partnership, Inc., The Bauer Partnership, Ltd., Ronald J. Bauer, and DOES 1 through 25 in the Superior Court of the State of California in Orange County, Case No. 03CC03810. Mr. Weed is seeking damages of $41,239.06, plus interest and attorneys fees. The Company does not believe it owes Mr. Weed for services performed in the amount of $41,239.06. The Company settled this claim in the third quarter for $12,000.

In February 2003, a lawsuit for damages based on fraud and securities violations was filed styled as Richard O. Weed vs. AMERICAN EAGLE MANUFACTURING, CO., The Bauer Partnership, Inc., The Bauer Partnership, Ltd., Ronald J. Bauer, David M. Loev, F. Bryson Farrill, Jacques Fischer, Joseph T. Bauer, Ed Tobin, Geoffrey Button, Kevin Wallace, Pacific Stock Transfer Company, Malone & Bailey, PLLC and DOES 1 through 25 in the Superior Court of the State of California in Orange County, Case No. 0300003887. Mr. Weed is the owner of 150,000 shares of the Company's common stock and he alleges that the market value of his shares has dropped dramatically. Mr. Weed alleges a violation of Section 16(b) of the Securities Exchange Act of 1934 seeking short-swing profits from Ronald J. Bauer. Mr. Weed also seeks damages for a hot check in the amount of $4,310. Mr. Weed is seeking $1,123,500 for his first cause of action, return of short swing profits for his second cause of action, and $4,310 on his third cause of action. Mr. Weed is also seeking prejudgment interest, costs and reasonable attorney's fees. The Company has retained counsel and is vigorously defending these causes of action. Mr. Weed received the 150,000 shares of stock in consideration for services performed and the Company believes that it will settle this claim for a substantially reduced amount. The Company settled this claim in the third quarter as stated above.

On March 5, 2003, a default judgment was entered against The Bauer Partnership, Inc. in a Lawsuit styled as Wilkerson Consulting, Inc. vs. The Bauer Partnership, Inc. in the District Court of Dallas County, Texas in the 192nd Judicial District. In plaintiff's original petition, Wilkerson Consulting alleged that it had assigned contracts to The Bauer Partnership, Inc. in November 2001 relating to the purchase of properties in France and was entitled to $31,000 and 571,429 shares of The Bauer Partnership, Inc. Wilkerson Consulting received a default judgment in the amount of $1,745,287 plus $5,000,000 in punitive damages. The Company only recently became aware of the default judgment and the original petition that had been filed and is currently consulting with counsel regarding the steps it will take. The Company does not believe it was properly served and is contemplating filing a counter- claim against Wilkerson Consulting. The Company has engaged counsel in efforts to reverse this judgment and has filed notice of an appeal.

We are not involved in any other material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.

Item 2. Changes in Securities and Use of Proceeds

None

Item 4. Submission of Matters to a Vote of Security Holders

(a) and (c) On September 25, 2003, the majority stockholders of the Company consented to the filing of articles of amendment to the articles of incorporation to change the name of the Company to American Eagle Manufacturing Co., affect a 1:200 reverse stock split, reauthorize 200,000,000 shares of common stock with par value of $.001 per share, and reauthorize 25,000,000 shares of preferred stock with a par value of $.001 per share.

Item 5.  Other Information

The Company changed its name from Harbour Front Holdings, Inc. to American Eagle Manufacturing Co. in anticipation of acquiring American Eagle Corp. and now trades under the stock symbol AEMC. The Company also affected a 1:200 reverse stock split and reauthorized the amount of shares and par value of its common stock and preferred stock. These events were reported via a Form 8-K, listed below.

In September 2003, Ocean Strategic Holdings, Ltd. and Turbo International, Inc. entered into an agreement with the Company whereby they agreed to treat the shares of common stock that they were holding in escrow pursuant to a Convertible Debenture as outstanding shares pending certain conditions being met. Ocean Strategic Holdings and Turbo International agreed that as long as they received an aggregate of $60,000 pursuant to a contemplated stock purchase agreement, they would not pursue money from the Company pursuant to the Convertible Debenture. In the event Ocean Strategic Holdings and Turbo International do not receive $60,000 in connection with a stock purchase agreement, it is agreed that the conditions of the Convertible Debenture revert back to the terms and conditions prior to the shares being treated as issued and outstanding.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

         31      Certificate of the Chief Executive
                 Officer and Chief Financial Officer
                 pursuant Section 302 of the Sarbanes-
                 Oxley Act of 2002

         32      Certificate of the Chief Executive
                 Officer and Chief Financial Officer
                 pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002


     b)     Reports on Form 8-K

     The Company filed a report on Form 8-K on August 12, 2003, to report a name change, a 1:200 reverse stock split and the reauthorization of shares and par value.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN  EAGLE MANUFACTURING CO.

Date:  November 14, 2003
By:  /s/  Ronald  J.  Bauer
----------------------
Ronald  J.  Bauer
CEO