Form 10QSB
period 2003-12-31
AMERICAN EAGLE MANUFACTURING CO
filed 2004-02-23
CIK 1091418

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2003

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


              2052 Corte Del Nogal,  Carlsbad CA 92009
              -----------------------------------------------------
                    (Address of principal executive offices)

                                  (760) 804-1789
                                  --------------
                           (Issuer's telephone number)


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

                                     Yes   X   No

As of February 14, 2004, 27,290,339 shares of Common Stock of the issuer were outstanding.

ITEM 1.  FINANCIAL STATEMENTS



AMERICAN EAGLE MANUFACTURING, INC.
CONSOLIDATED UNAUDITED BALANCE SHEET
DECEMBER 31, 2003

                        ASSETS

CURRENT ASSETS
Cash                                            $  564,378
Accounts receivable                                237,840
Inventory - Note 2                                 476,172
Prepaid expenses - other                            26,568
                                                -----------

TOTAL CURRENT ASSETS                             1,372,458




EQUIPMENT, FURNITURE AND IMPROVEMENTS - Note 3
Furniture and fixtures                             258,237
Production equipment                             1,451,824
Vehicles                                            76,080
Leasehold improvements                             111,165
                                                -----------
                                                 1,897,306
Less accumulated depreciation                      (86,425)
                                                -----------

                                                 1,810,881


OTHER ASSETS
Deposits                                            38,890
Trademarks and patents                              25,395
                                                -----------

                                                    64,285
                                                -----------

                                                $3,180,124
                                                ===========


AMERICAN EAGLE MANUFACTURING, INC.
CONSOLIDATED UNAUDITED BALANCE SHEET
DECEMBER 31, 2003


     LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES
Notes payable - Note 4           $   150,000
Due to lender - Note 5               490,000
Accounts payable                      63,543
Accrued interest                      11,136
Accrued wages                         45,573
Accrued and withheld taxes             2,530
Sales taxes payable                    2,503
                                 ------------

TOTAL CURRENT LIABILITIES            765,285



STOCKHOLDERS EQUITY
Common stock - Note 6                 30,020
Additional contributed capital     4,377,490
Retained (deficit)                (2,099,630)
                                 ------------

                                   2,414,839
                                 ------------
                                 $ 3,180,124
                                 ============


AMERICAN EAGLE MANUFACTURING, INC.
CONSOLIDATED UNAUDITED STATEMENT OF (LOSS) AND RETAINED EARNINGS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2003



REVENUE
Sales                                                                $   252,071


COST OF SALES
Manufacturing costs (including product development costs) - Note 7       545,107
                                                                     ------------

GROSS LOSS                                                              (293,036)

OPERATING EXPENSES
Selling and marketing                                                     40,177
General and administrative                                               364,657
                                                                     ------------

                                                                         404,834
                                                                     ------------

NET (LOSS) BEFORE INTEREST                                              (697,870)

Interest expense                                                          76,790
                                                                     ------------

NET (LOSS)                                                              (774,660)
                                                                     ------------

Retained (deficit) - June 30, 2003                                   $(1,218,011)
                                                                     ------------

RETAINED (DEFICIT) - December 31, 2003                               $(1,992,671)
                                                                     ============

AMERICAN EAGLE MANUFACTURING, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
DECEMBER 31, 2003


NOTE 1 - STATEMENT OF CONSOLIDATION
-----------------------------------
The company has eliminated all inter-company transactions in this consolidation.

NOTE 2 - INVENTORY
------------------
     Inventory costing uses the FIFO (First in, first out) method. Inventory consists of the following:

Raw materials        $ 236,172
Work in Process        110,000
Finished Goods         130,000
                    ----------
                     $ 476,172
                     =========

NOTE 3 - EQUIPMENT, FURNITURE AND IMPROVEMENTS
----------------------------------------------
Equipment, furniture and improvements are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of equipment, furniture and improvements is computed on the straight line basis over their estimated useful lives as follows:

Furniture and fixtures     5-7 years
Equipment                    4 years
Vehicles                     5 years
Leasehold improvements      39 years

NOTE 4 - NOTES PAYBLE
---------------------
During 2003, the Company entered into a series of notes with individuals. The notes were due in either six or twelve months. Many of the notes had a prepaid fee factor of 30%. The notes bore interest rates of 7% to 15% and were convertible into common stock of the Company. As of December 31, 2003, most of the lenders have convert their notes to common stock.

NOTE 5 - DUE TO LENDER
----------------------
At the end of December 2003, the Company received funds from a lender. The funds are being recorded in a separate account until the note is finalized and recorded.

NOTE 6 - COMMON STOCK
---------------------
The Company has 200,000,000 shares authorized and 30,020,000 share issued and outstanding as of December 31, 2003

NOTE 7 - MANUFACTURING COSTS
----------------------------
The Company has began limited production and continues to research and develop new motorcycle designs.

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

On December 4, 2003, the Registrant acquired 89.3% of the issued and outstanding shares of American Eagle Corp. in exchange for 23,500,000 shares of the Registrant's common stock.

100% of the shareholders of American Eagle Corp. have approved the exchange. There are now 27,290,399 shares of the registrant's common stock outstanding.

On September 30, 2003 substantially all of the holders of the notes due from American Eagle Corp elected to convert their notes to common stock of American Eagle Manufacturing Co. Therefore Notes Payable with a value of $1,045,233.34 on September 30, 2003 were converted to 1,045,234 shares of American Eagle Manufacturing Co. restricted common stock.

DESCRIPTION  OF  THE  BUSINESS

The registrant American Eagle Manufacturing Co. ("American Eagle" or the "Company") was originally incorporated as Finders Keepers, Inc., a Nevada Corporation on May 28, 1999. Finders Keepers, Inc. changed its name to The Bauer Partnership, Inc. on December 5, 2000. The Bauer Partnership, Inc. changed its name to Harbour Front Holdings, Inc. on January 27, 2003. Harbour Front Holdings, Inc. changed its name to American Eagle Manufacturing Co. on September 25, 2003.

American Eagle Manufacturing Co. ("American Eagle") is the new parent of American Eagle Corp, a Nevada Corporation and American Eagle Motorcycles, a California Corp. has been formed to manufacture and market possibly the finest proprietary motorcycles in America, as well as expanding on the company's additional business acquisitions. The manufacturing operations are conducted via the wholly-owned subsidiary, American Eagle Motorcycles, a California corporation.

American Eagle intends to establish a small niche in the overall market for high-end users of motorcycles. American Eagle occupies a 35,000 Sq Ft. building in Carlsbad, California. The building serves as Corporate headquarters and a manufacturing facility.

American Eagle recently completed setting up its production facility. Production has started on a preliminary basis. The Company had sales of approximately $300,000 in the last two weeks of December 2003. American Eagle anticipates commencement of full production at the facility in 2004. American Eagle intends to implement a long-term manufacturing philosophy of an integrated production line, which it expects will produce a standardized level of excellence at a controllable cost.

DESCRIPTION  OF  PRINCIPAL  PRODUCTS  &  SERVICES

American Eagle Motorcycles are completely handcrafted and hand-torqued to specifications, with double powder coated frames available in "trick" paint schemes. American Eagle sells its motorcycles to a dealer at wholesale prices that allows the dealer to offer the motorcycles at a retail price in the range of $25,000 to $65,000 depending on the model and options. American Eagle's Motorcycles are listed in the NADA valuation Guide and Kelly Blue Book and are approved for financing by some major banks and finance houses in the USA.

American  Eagle  offers four motorcycles under the "American Eagle" brand name:

- -    Falcon  M-S  Sport  Cruiser.  After  extensive  refining,  re-
engineering, development and improvements, the new Falcon M-S Sport Cruiser is the end product. With features, styling and performance worthy of being American Eagle's "leading" product offering in its array of products and services. This bike is a new and revolutionary advancement in motorcycle technology. Its distinctive award winning design, configuration and styling is completely different from other sport cruisers. It incorporates numerous proprietary performance, handling and safety features, such as our race-proven, mono-shock design with an aluminum cantilever swing arm and adjustable rear shock absorber. Being designed from the ground up as a true "Sport Cruiser," the primary goal for this bike is performance. To take advantage of its "Z" rated tire, this bike is not only fast, but handles like a pedigree canyon carver with balance and agility normally found on sport bikes. In reality, it is a combination of custom cruiser, sport bike, and power cruiser all working together in one beautiful package. The Falcon M-S Sport Cruiser epitomizes "tomorrow's motorcycle today".

- -    Street  Fighter. The Street Fighter is a sport tail pro-street
Semi-Chopper with available rakes of 36 to 43 degrees. These Motorcycles are powered with 100ci to 113ci engines, with a 6-speed transmission. The bike features billet and chrome components, a one piece stretched gas tank, 21" front tire and 18" 240 rear tire, with a strut-less 11" rear fender, digital gauges, drag bars, slash-cut staggered dual exhaust and custom paint schemes.

- - Python. The Python is a 9-foot traditional style Chopper with a 46 degree rake, powered by 100ci to 113ci engines with a 6-speed transmission. Its features include billet and chrome components, a 1 piece custom frame molded gas tank, 21" front tire and 18" 240 rear tire, a strut-less 11 " rear fender, digital gauges, drag bars, and slash-cut staggered dual exhaust.

- -    Raptor. The Raptor features the 45-degree rake as well as the enormous
250 rear tire, which gives you the 'old school' chopper feel with innovative design and technology of today. The custom design wheels with matching rotors and pulley is really an eye catcher. We have included a powerful top of the line 100 cubic inch polished engine.

COMPETITIVE  BUSINESS  CONDITIONS

The market for motorcycles is highly competitive with a limited number of premier companies (e.g., Harley Davidson, Honda, Kawasaki, Suzuki, Yamaha, Victory, Big Dog and BMW) controlling the majority of the U. S. and international markets. These competitors are established global companies that have served these markets for several years. These competitors are more diversified and have substantially greater financial, production, sales and marketing resources than does the Company. The Company does not intend to go head-to-head with these competitors.

Motorcycle sales in the U.S. are up for the tenth consecutive year. Cruisers lead the market. Cruiser motorcycles comprise 55 percent of on-highway motorcycle sales. Sport bikes rank second with more than 20 percent of on-highway sales. Celebrities, executives, and the "couple next door" are all part of a rapidly expanding group of cruiser motorcycle owners who want to escape and enjoy the adventure and exhilaration of riding.

According to Motorcycle Industry Council (the "MIC") Motorcycle Owner Survey (the "Survey"), motorcycle sales in the U.S. exceeded 788,000 units in 2001 for the fourth straight year of double-digit increases and 862,000 units in 2002 and more than 900,000 units in 2003. It is expected that the strong demand for two-wheelers will result in the industry beating that mark by the end of 2004.

The Survey gives us more information on the demographics of today's rider. The motorcyclist of 2003 is likely to be 38 years old, to have attended college, and to be a well-established, family man.

What's more, today's motorcyclist earns $44,250, which is more than $36,250 earned by the average American. More than 33 percent of today's owners earn at least $50,000 per year compared to 20 percent of owners in 1990. Although a 1998 study found that the typical motorcycle rider was male, recent trends reveal that women are joining the motorcycle ownership ranks in record numbers. Women now represent 8.2 percent of total motorcycle riders,
up  from  6.4  percent  in  1990.   One-third of the Motorcycle Safety
Foundation class graduates are women. According to the survey, 58 percent of the women versus 59 percent of the men are married. Interestingly, women spent more than men spent on riding apparel ($317 versus $255) in 1998. Sales of used motorcycles are estimated to be rising which is another indication of the sustained enthusiasm for motorcycle riding. The number of previously owned motorcycles sold in 1998 is estimated at 1.3 million, based on 67 percent of MIC owner survey respondents who said they purchased a used motorcycle last year.

DEPENDENCE  ON  ONE  OR  A  FEW  CUSTOMERS

The Company is currently dependent on one dealer to whom it sells motorcycles at wholesale prices. The dealer has exclusive rights to the Southern California and Clark County Nevada territories to develop fifteen dealerships. The Company expects to be dependent on various other independent dealers, of which more than twenty-five applications are in process for approval, as it expands its business operations throughout the United States.

PATENTS,  TRADEMARKS  &  LICENSES

American Eagle has applied for a trademark for its new logo. The Company has also applied for and received a trademark for its "TEVIS" System (Tunable, Engine, Vibration, Isolation, System). The Company is also in the process of obtaining a patent for its new spring loaded "TEVIS" system.

RESEARCH  &  DEVELOPMENT  OVER  PAST  TWO  YEARS

The Company has completed its research and development of three new high-performance motorcycles, the Python, Raptor and Streetfighter and is in the final stages of a new springer motorcycle to be named the "Raven" . The Company intends to introduce these bikes to the marketplace in early 2004.

American Eagle continually designs, develops, and tests prototypes of new motorcycle designs and many of its proprietary components. To complement American Eagle's in-house engineering staff, consulting engineers are retained for their specific areas of expertise. American Eagle will continue to develop and refine the design and components of the existing and future production models in parallel with commercial production. Current development efforts consist primarily of creating mock-ups and prototypes of new models, making design changes for future models, and conducting tests to improve the performance, safety, and durability of the current product line.

EMPLOYEES

American Eagle currently employs 20 full time personnel.

DESCRIPTION OF PROPERTY

American Eagle recently completed setting up a 35,000 square foot office and production facility located at 2052 Corte Del Nogal, Carlsbad, California 92009. The Company anticipates commencement of production at the facility in the first quarter of 2004.

On September 30 2003 Eagle Corp. acquired the assets and business of FunKarts La,("FunKarts") FunKarts Manufactures pedal, Electric and gasoline powered mini-cars and go-carts. The product line includes racecar and truck replicas as well as vintage automobile replicas. Traditionally, the Company marketed it products as a promotional item for such sponsors as, Nestle, Amoco, Chevron and NAPA Auto Parts. American Eagle is currently establishing avenues of distribution with several national retail chains and mass merchandisers of non-branded FunKarts. FunKarts will operate as a division of American Eagle Manufacturing Co.

RISK FACTORS

Dependence Upon External Financing. It is important that we obtain debt and/or equity financing of approximately $5,000,000 for at least the next year to sustain our current operations. If we are unable to raise this capital, it would have a materially adverse effect upon our ability to maintain current operations.

Also, it is imperative that we raise capital to expand our operations. We require additional capital to pursue our business strategy in becoming a major player in our industry. If we are unable to obtain debt and/or equity financing upon terms that our management deems sufficiently favorable, it would have a materially adverse effect upon our ability for growth pursuant to our business strategy.

Reliance on Key Management. Our success is highly dependent upon the continued services of our management team. If any of our management team were to leave us, it could have a materially adverse effect upon our business and operations.

The Company's auditor has raised an issue regarding the Company's ability to continue as a going concern. The Company has not generated significant revenues or profits to date. This factor among others, may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing.

Comparison of Operating Results

Six Months Ended December 31, 2003

Revenues were $252,071 for the six months ended December 31, 2003.

Cost of sales were 545,107 for the six months ended December 31, 2003.

General and administrative expenses and selling and marketing expenses were 364,657 and 40,177, respectively for the six month period ended December 31, 2003.

Interest expense was 76,790 for the six month period ended December 31, 2003.

The Company recorded a net loss before interest of $697,870 for the six month period ended December 31, 2003.

The Company had a net loss of $774,660 for the six months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

From its inception, the Company has not generated enough cash flow from its operations to sustain its business. As a result, the Company requires additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.


As of December 31, 2003, the Company had cash of 564,378 and accounts receivable of $237,840.

As of December 31, 2003, the Company had notes payable of 640,000 of which $366,500 were to related parties. The Company had accounts payable of $63,543, and other accrued expenses of $61,742. As of December 31, 2003, the Company had working capital of $607,173.

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

ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

          (a) Evaluation of disclosure controls and procedures. Based on the evaluation by Mr. Don Logan, both the chief executive officer and principal accounting officer of the Company, of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) conducted as of the end of the period covered by this quarterly report (the "Evaluation Date"), Mr. Logan concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to us and our subsidiaries would be made known to him by others within those entities.

          (b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION


ITEM 1: Legal Proceedings

LEGAL  PROCEEDINGS

On December 20, 2001 American Eagle Corp. and Don R. Logan entered into an agreement to acquire certain assets from A.E. Technologies, Inc and or Gregory Spak. Only a small portion of the assets were delivered to American Eagle. American Eagle elected to rescind the contract and return the assets. This has resulted in the following legal actions being filed: Gregory Spak VS American Eagle Motorcycles filed February 27, 2003 Case No. GIN 027138 Superior Court North San Diego County. The Court denied the claim finding for American Eagle.

Comerica Bank VS American Eagle and American Eagle VS Gregory Spak and A.E. Technologies, Inc. filed June 20,2003 Case No Gv-818041 Superior Court County of Santa Clara. Comerica Bank is seeking to recover equipment that secured a loan to A.E. Technologies and Gregory Spak. A portion of the equipment has been received by American Eagle and is being stored awaiting instructions to return it to Comerica Bank. Comerica Bank is seeking $689,335. The management of American Eagle feels it has no liability in this case.

A.E. Technologies, Inc. and Gregory Spak VS American Eagle Corp. ET AL filed November 6, 2003 Case No 03CC00518 Superior court of Orange County Calif. Gregory Spak and A.E. Technologies, Inc. are suing to recover assets and damages for the breach of the contract that was rescinded by American Eagle. AE Technologies and Gregory Spak are seeking $15,750,000 in damages. American Eagle Management feels that they have very little if any liability in this matter. If the court should find American Eagle liable in either of these cases it could require American Eagle to issue more shares of stock to pay the damages. The Superior Court has ordered all action in this case stayed until the case filed in Santa Clara county has been settled.

On March 5, 2003, a default judgment was entered against The Bauer Partnership, Inc. in a Lawsuit styled as Wilkerson Consulting, Inc. vs. The Bauer Partnership, Inc. in the District Court of Dallas County, Texas in the 192nd Judicial District. The Company has entered into a settlement agreement with the Plaintiffs and documents are being prepared to dismiss this law suit. The Company has entered into a preliminary agreement to settle this matter and anticipates the suit will be settled in February 2004 at no cost to the company.

We are not involved in any other material pending legal proceedings, other than routine litigation incidental to our business, to which we are a party or of which any of our property is subject.


Item 2. Changes in Securities and Use of Proceeds

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

         31      Certificate of the Chief Executive
                 Officer and Chief Financial Officer
                 pursuant Section 302 of the Sarbanes-
                 Oxley Act of 2002

         32      Certificate of the Chief Executive
                 Officer and Chief Financial Officer
                 pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002


b)     Reports on Form 8-K

     The Company filed a report on Form 8-K on October 20, 2003 relating to a name change to American Eagle Manufacturing Co., a 1:200 reverse stock split, and reauthorized Two Hundred Million (200,000,000)shares of common stock and reauthorized the par value of $.001 per share of common stock and reauthorized Twenty Five Million (25,000,000) shares of preferred stock with a par value of $.001 per share.

     The Company filed a report on Form 8-K on December 18, 2003, relating to a change in control relating to the acquisition of American Eagle Corp. and a change in directors and officers.


     The Company filed a report on Form 8-K/A on February 11, 2004, to report a name change, a 1:200 reverse stock split and the reauthorization of shares and par value and the acquisition of American Eagle Corp. and a change of control and election of new officers and directors.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE MANUFACTURING CO.

Date:  February 23, 2004
By:  /s/  Don R. Logan
-----------------------
Don R. Logan
CEO

                                                                      EXHIBIT 31

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Don R. Logan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of American Eagle Manufacturing Co.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

     b) Paragraph omitted in accordance with SEC transition instructions contained in SEC Release No. 33-8238;

     c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date:  February 23, 2004


                                   By: /s/ Don R. Logan
                                   -------------------------------
                                   Don R. Logan
                                   Chief Executive Officer and
                                   Principal Accounting Officer

                                                                      Exhibit 32


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER
           PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Don R. Logan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of American Eagle Manufacturing Co. on Form 10-QSB for the quarterly period ended December 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of American Eagle Manufacturing Co.


                                     By:/s/ Don R. Logan
                                     --------------------------
                                     Name:  Ronald J. Bauer
                                     Title: Chief Executive Officer and
                                     Principal Accounting Officer
February 23, 2004