Form 10QSB/A
period 2003-12-31
AMERICAN EAGLE MANUFACTURING CO
filed 2004-04-08
CIK 1091418

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

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

                                     Yes   X   No

As of April 7, 2004, 28,620,434 shares of Common Stock of the issuer were outstanding.

This Amended Form 10-QSB updates information about the Wilkerson lawsuit and an error in the financial statements relating to stockholders equity.

ITEM 1.  FINANCIAL STATEMENTS



AMERICAN EAGLE MANUFACTURING, INC.
CONSOLIDATED UNAUDITED BALANCE SHEET
DECEMBER 31, 2003

                        ASSETS

CURRENT ASSETS
Cash                                            $  564,378
Accounts receivable                                237,840
Inventory - Note 2                                 476,172
Prepaid expenses - other                            26,568
                                                -----------

TOTAL CURRENT ASSETS                             1,304,958




EQUIPMENT, FURNITURE AND IMPROVEMENTS - Note 3
Furniture and fixtures                             258,237
Production equipment                             1,451,824
Vehicles                                            76,080
Leasehold improvements                             111,165
                                                -----------
                                                 1,897,306
Less accumulated depreciation                      (86,425)
                                                -----------

                                                 1,810,881


OTHER ASSETS
Deposits                                            38,890
Trademarks and patents                              25,395
                                                -----------

                                                    64,285
                                                -----------

                                                $3,180,124
                                                ===========


AMERICAN EAGLE MANUFACTURING, INC.
CONSOLIDATED UNAUDITED BALANCE SHEET
DECEMBER 31, 2003


     LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES
Notes payable - Note 4           $   150,000
Due to lender - Note 5               490,000
Accounts payable                      63,543
Accrued interest                      11,136
Accrued wages                         45,573
Accrued and withheld taxes             2,530
Sales taxes payable                    2,503
                                 ------------

TOTAL CURRENT LIABILITIES            765,285



STOCKHOLDERS EQUITY
Common stock - Note 6                 28,520
Additional contributed capital     4,378,990
Retained (deficit)                (1,992,671)
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

Furniture and fixtures     5-7 years
Equipment                    4 years
Vehicles                     5 years
Leasehold improvements      39 years

NOTE 4 - NOTES PAYBLE
---------------------
During 2003, the Company entered into a series of notes with individuals. The notes were due in either six or twelve months. Many of the notes had a prepaid fee factor of 30%. The notes bore interest rates of 7% to 15% and were convertible into common stock of the Company. As of December 31, 2003, most of the lenders have converted their notes to common stock.

NOTE 5 - DUE TO LENDER
----------------------
At the end of December 2003, the Company received funds from a lender. The funds are being recorded in a separate account until the note is finalized and recorded.

NOTE 6 - COMMON STOCK
---------------------
The Company has 200,000,000 shares authorized and 28,520,434 shares issued and outstanding as of December 31, 2003.

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

On March 5, 2003, a default judgment was entered against The Bauer Partnership, Inc. in a Lawsuit styled as Wilkerson Consulting, Inc. vs. The Bauer Partnership, Inc. in the District Court of Dallas County, Texas in the 192nd Judicial District. The Company has entered into a settlement agreement with the Plaintiffs and documents are being prepared to dismiss this law suit. The Company has settled this matter and the suit has been dismissed.

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

AMERICAN EAGLE MANUFACTURING CO.

Date:  April 7, 2004
By:  /s/  Don R. Logan
-----------------------
Don R. Logan
CEO

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

Date:  April 7, 2004


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


                                     By:/s/ Don R. Logan
                                     --------------------------
                                     Name:  Ronald J. Bauer
                                     Title: Chief Executive Officer and
                                     Principal Accounting Officer
April 7, 2004