Form 10QSB
period 2004-03-31
AMERICAN EAGLE MANUFACTURING CO
filed 2004-05-17
CIK 1091418

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                                     Yes   X   No

As of May 17, 2004, 27,387,260 shares of Common Stock of the issuer were outstanding.

ITEM 1.  FINANCIAL STATEMENTS




AMERICAN EAGLE MANUFACTURING, INC.
CONSOLIDATED UNAUDITED BALANCE SHEET
MARCH 31, 2004



ASSETS
CURRENT ASSETS
Cash                                               $88,744
Accounts receivable                                232,375
Inventory - Note 2                                 976,994
Prepaid expenses - other                           144,218
                                                -----------

TOTAL CURRENT ASSETS                             1,442,331


EQUIPMENT, FURNITURE AND IMPROVEMENTS - Note 3
Furniture and fixtures                             295,631
Production equipment                             1,281,775
Vehicles                                            78,349
Leasehold improvements                             111,165
                                                -----------
                                                 1,766,920
Less accumulated depreciation                     (129,637)
                                                -----------

                                                 1,637,283


OTHER ASSETS
Deposits                                            38,890
Trademarks and patents                              25,395
                                                -----------

                                                    64,285
                                                -----------

                                                $3,143,899
                                                ===========



AMERICAN EAGLE MANUFACTURING, INC.
CONSOLIDATED UNAUDITED BALANCE SHEET
MARCH 31, 2004



LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES
Notes payable - Note 4                            $365,000
Due to lender - Note 5                             490,000
Accounts payable                                    68,517
Accrued expenses                                    61,616
Loans from stockholder                              33,962
                                              ------------

TOTAL CURRENT LIABILITIES                        1,019,095



STOCKHOLDERS EQUITY
Common stock - Note 6                               28,466
Additional contributed capital                   4,096,997
Retained (deficit)                              (2,000,659)
                                              ------------

                                                 2,124,804
                                              ------------
                                                $3,143,899
                                              ============



AMERICAN EAGLE MANUFACTURING, INC.
CONSOLIDATED UNAUDITED STATEMENT OF (LOSS) AND RETAINED EARNINGS
FOR THE NINE MONTHS ENDED MARCH 31, 2004


REVENUE

Sales                                                    $304,875

COST OF SALES
Manufacturing costs
(including product development costs) - Note 7            425,508
                                                     ------------

GROSS LOSS                                              (120,633)

OPERATING EXPENSES
Selling and marketing                                     122,438
General and administrative                                529,570
                                                     ------------

                                                          652,008
                                                     ------------

NET (LOSS) BEFORE INTEREST                               (772,641)

Interest expense                                           10,007
                                                     ------------

NET (LOSS)                                               (782,648)
                                                     ------------

Retained (deficit) - June 30, 2003                    $(1,218,011)
                                                     ------------

RETAINED (DEFICIT) - March 31, 2004                   $(2,000,659)
                                                     ============

AMERICAN EAGLE MANUFACTURING, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
MARCH 31, 2004


NOTE 1 - STATEMENT OF CONSOLIDATION
-----------------------------------
The company has eliminated all inter-company transactions in this consolidation.

NOTE 2 - INVENTORY
------------------
Inventory costing uses the FIFO (First in, first out) method. Inventory consists of the following:

Raw materials        $ 162,145
Work in Process        371,522
Finished Goods         443,327
                    ----------
                     $ 976,994
                     =========

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

NOTE 5 - DUE TO LENDER
----------------------
At the end of December 2003, the Company received funds in the amount of $490,000 in the form of a convertible promissory note which can be converted to common stock at the option of the lender.

NOTE 6 - COMMON STOCK
---------------------
The Company has 200,000,000 shares authorized and had 28,466,060 shares issued and outstanding as of March 31, 2004.

NOTE 7 - MANUFACTURING COSTS
----------------------------
The Company has began limited production and continues to research and develop on new motorcycle designs.

NOTE 8 - SUBSEQUENT EVENT
-------------------------
In April 2004, Tiger Industries, a significant stockholder agreed to return to Company 1,500,000 shares of common stock to the Company for cancellation.

In April 2004, a note holder converted $490,000 for 490,000 shares of stock.

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

On December 4, 2003, the Registrant acquired 89.3% of the issued and outstanding shares of American Eagle Corp. in exchange for 23,500,000 shares of the Registrant's common stock. 100% of the shareholders of American Eagle Corp. approved the exchange.

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

DESCRIPTION  OF  THE  BUSINESS

American Eagle Manufacturing Co. ("American Eagle") is the parent of American Eagle Corp, a Nevada Corporation and American Eagle Motorcycles, a California Corp. which was formed to manufacture and market proprietary motorcycles in America, as well as expanding on the Company's additional business acquisitions. The manufacturing operations are conducted via the wholly-owned subsidiary, American Eagle Motorcycles, a California corporation.

American Eagle intends to establish a small niche in the overall market for high-end users of motorcycles. American Eagle occupies a 35,000 Sq Ft. building in Carlsbad, California. The building serves as corporate headquarters and a manufacturing facility.

American Eagle recently completed setting up its production facility. Production has started on a preliminary basis. The Company had sales of approximately $250,000 in the last two weeks of December 2003. American Eagle anticipates commencement of full production at the facility in 2004. American Eagle intends to implement a long-term manufacturing philosophy of an integrated production line, which it expects will produce a standardized level of excellence at a controllable cost.

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

American  Eagle  offers four motorcycles under the "American Eagle" brand name:

- Falcon M-S Sport Cruiser. After extensive refining, re-engineering, development and improvements, the new Falcon M-S Sport Cruiser is the end product. The Company believes that with its features, styling and performance that it is worthy of being American Eagle's "leading" product offering in its array of products and services. The Company believes that this bike is a new and revolutionary advancement in motorcycle technology, and that its distinctive award winning design, configuration and styling is completely different from other sport cruisers. It incorporates numerous proprietary performance, handling and safety features, such as our race-proven, mono-shock design with an aluminum cantilever swing arm and adjustable rear shock absorber. Being designed from the ground up as a true "Sport Cruiser," the primary goal for this bike is performance. To take advantage of its "Z" rated tire, this bike is not only fast, but handles like a pedigree canyon carver with balance and agility normally found on sport bikes. In reality, it is a combination of custom cruiser, sport bike, and power cruiser all working together in one beautiful package. The Company believes that the Falcon M-S Sport Cruiser epitomizes "tomorrow's motorcycle today".

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

- Raptor. The Raptor features the 45-degree rake as well as the enormous 250 rear tire, which is meant to provide the 'old school' chopper feel with innovative design and technology of today. The custom design wheels with matching rotors and pulley is meant to be eye catching. We have included a powerful top of the line 100 cubic inch polished engine.

- The Raven. The Raven is American Eagle's first production entry level motorcycle. Quality and affordability best describes this motorcycle. It features the nostalgic Springer front end, which was popular during motorcycling's first hey day. It features a 96 cubic inch S&S V-Twin engine, with a 180 mm rear tire and spoke rims. The Company believes that with its chrome adjustable shocks, the Raven offers the smooth soft suspension ride that customers would expect from a high end motorcycle without paying a high end price. The Company hopes that the American Eagle Raven will bring its customers memories with its classic lines and styling.

COMPETITIVE  BUSINESS  CONDITIONS

The market for motorcycles is highly competitive with a limited number of premier companies (e.g., Harley Davidson, Honda, Kawasaki, Suzuki, Yamaha, Victory, Big Dog and BMW) controlling the majority of the U. S. and international markets. These competitors are established global companies that have served these markets for several years. These competitors are more diversified and have substantially greater financial, production, sales and marketing resources than the Company. The Company does not intend to go head-to-head with these competitors.

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

The Survey gives us more information on the demographics of today's rider. The motorcyclist of 2004 is likely to be 38 years old, to have attended college, and to be a well-established, family man.

What's more, today's motorcyclist earns $44,250, which is more than $36,250 earned by the average American. More than 33 percent of today's owners earn at least $50,000 per year compared to 20 percent of owners in 1990. Although a 1998 study found that the typical motorcycle rider was male, recent trends reveal that women are joining the motorcycle ownership ranks in record numbers. Women now represent 8.2 percent of total motorcycle riders, up from 6.4 percent in 1990. One-third of the Motorcycle Safety Foundation class graduates are women. According to the survey, 58 percent of the women versus 59 percent of the men are married & 51 % of NEW motorcycle purchasers are women. Interestingly, women spent more than men spent on riding apparel ($317 versus $255) in 1998. Sales of used motorcycles are estimated to be rising which is another indication of the sustained enthusiasm for motorcycle riding. The number of previously owned motorcycles sold in 1998 is estimated at 1.3 million, based on 67 percent of MIC owner survey respondents who said they purchased a used motorcycle last year.

DEPENDENCE  ON  ONE  OR  A  FEW  CUSTOMERS

The Company is currently dependent on several dealers to whom it sells motorcycles at wholesale prices. The dealers have exclusive rights to the Coastal California and Clark County Nevada territories to develop fifteen dealerships. The Company expects to be dependent on various other independent dealers, of which more than 64 applications are in process for approval, as it expands its business operations throughout the United States & overseas.

PATENTS,  TRADEMARKS  &  LICENSES

American Eagle has applied for a trademark for its new logo. The Company has also applied for and received a trademark for its "TEVIS" System (Tunable, Engine, Vibration, Isolation, System). The Company is also in the process of applying for a patent for its new spring loaded "TEVIS" system.

RESEARCH  &  DEVELOPMENT  OVER  PAST  TWO  YEARS

The Company has completed its research and development of four new high-performance motorcycles, the Python, Raptor, Streetfighter and a new springer motorcycle named the Raven . The Company intends to introduce these bikes to the marketplace on a larger scale during 2004.

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

DESCRIPTION OF PROPERTY

American Eagle has completed setting up a 35,000 square foot office and production facility located at 2052 Corte Del Nogal, Carlsbad, California 92009. The Company plans to expand production at the facility in 2004.

On September 30 2003 Eagle Corp. acquired the assets and business of FunKarts La,("FunKarts") FunKarts manufactures pedal, electric and gasoline powered mini-cars and go-carts. The product line includes racecar and truck replicas as well as vintage automobile replicas. Traditionally, the Company marketed it products as a promotional item for such sponsors as, Nestle, Amoco, Chevron and NAPA Auto Parts. American Eagle intends to establish avenues of distribution with several national retail chains and mass merchandisers of non-branded FunKarts. FunKarts will operate as a division of American Eagle Manufacturing Co.

RISK FACTORS

Dependence Upon External Financing. It is important that the Company obtain debt and/or equity financing of approximately $2,500,000 to continue its current operations and to increase to full production during 2004. At this time, no such additional financing has been secured or identified. If the Company is unable to obtain debt and/or equity financing upon terms that management deems sufficiently favorable, or at all, it would have a materially adverse impact upon the Company's ability to maintain its current operations and the Company's ability to increase to full production during 2004. In the event that the Company does not receive external financing from an acceptable source, the Company's management would streamline the business in an attempt to continue operations on the available cash flow.

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

OPERATING RESULTS FOR THE NINE MONTHS ENDED MARCH 31, 2004

During 2003, the Company's board of directors elected to change the Company's fiscal year end from December 30th to June 30th. As a result, there is not a nine month period ended March 31, 2003, with which to compare. The Company is providing its results of operations for the nine months ended March 31, 2004 without a comparison.

Revenues for the nine months ended March 31, 2004 were $304,875. Manufacturing costs for the nine months ended March 31, 2004 were $425,508. Gross loss was $120,633 for the nine months ended March 31, 2004.

General and administrative expenses and selling and marketing expenses were $529,570 and $122,438, respectively for the nine month period ended March 31, 2004.

Interest expense for the nine month period ended March 31, 2004 was $10,007.

The Company recorded a net loss for the nine month period ended March 31, 2004 of $782,648.

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

As of March 31, 2004 the Company had total current assets of $1,442,331 which consisted of cash of $88,744, accounts receivable of $232,375, inventory of $976,994 and prepaid expenses of $144,218.

As of March 31, 2004, the Company had total current liabilities of $1,019,095 which consisted of notes payable of $855,000, accounts payable of $68,517, accrued expenses of $61,616 and loans from the Company's majority stockholder of $33,962.

As of March 31, 2004, the Company had working capital of $423,236. The ratio of total current assets to total current liabilities was 1.42.

It is important that the Company obtain debt and/or equity financing of approximately $2,500,000 to continue its current operations and to increase to full production during 2004. The Company is taking steps to raise equity capital or to borrow additional funds. There can be no assurance that any new capital will be available to the Company or that adequate funds will be sufficient for Company operations. The Company has no further commitments from officers, directors or affiliates to provide funding. As of March 31, 2004, the Company owed its chief executive officer $33,962 pursuant to a loan which is non-interest bearing. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our audited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policy affects our more significant judgments and estimates used in the preparation of our financial statements:

Going Concern. The Company has not generated any revenues since inception, has very little cash, and is in serious need of additional financing. These factors among others indicate that the Company may be unable to continue as a going concern, particularly in the event that it cannot obtain additional financing, as discussed below under the heading "Risk Factors." The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


ITEM 3.   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on the evaluation by Mr. Don Logan, both the chief executive officer and principal accounting officer of the Company, of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) conducted as of the end of the period covered by this quarterly report (the "Evaluation Date"), Mr. Logan concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act of 1934 is 1) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms; and 2) accumulated and communicated to him as appropriate to allow timely decisions regarding required disclosure.

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

Comerica Bank VS American Eagle and American Eagle VS Gregory Spak and A.E. Technologies, Inc. and Fastrak Motorcycles and Hellbent Motorcycles filed June 20,2003 Case No Gv-818041 Superior Court County of Santa Clara. Comerica Bank is seeking to recover equipment that secured a loan to A.E. Technologies and Gregory Spak. A portion of the equipment has been received by American Eagle and is being stored awaiting instructions to return it to Comerica Bank. Comerica Bank is seeking $689,335. The management of American Eagle feels it has no liability in this case.

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

We are not involved in any other material pending legal proceedings, other than routine litigation incidental to our business.


Item 2. Changes in Securities and Use of Proceeds

(c) In December 2003, the Company issued and individual and an entity an aggregate of 23,500,000 shares of common stock in connection with a share exchange agreement. In April 2004, 1,500,000 of such shares were returned to the Company for cancellation. The Company claims an exemption from registration afforded by Rule 506 of Regulation D.

In March 2004, the Company issued an individual and two entities an aggregate of 100,000 shares of common stock pursuant to a settlement agreement. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

In March 2004, the Company issued an aggregate of 3,001,277 shares of common stock in connection with the share exchange agreement. The Company claims an exemption from registration afforded by Rule 506 of Regulation D.

In March 2004, the Company issued an aggregate of 828,983 shares of common stock in consideration for note-holders converting debt of $828,983. The Company claims an exemption from registration afforded by Rule 506 of Regulation D.

In March 2004, the Company issued an aggregate of 52,802 shares to three individuals in consideration for legal services and a trade for motorcycle parts. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.


In April 2004, the Company issued an aggregate of 540,000 shares to two individuals in consideration for legal services and the conversion of a note. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipients had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.

In May 2004, the Company issued 10,000 shares to an individual in consideration for an investment of $10,000. The Company claims an exemption from registration afforded by Section 4(2) of the Act since the foregoing issuances did not involve a public offering, the recipient had access to information that would be included in a registration statement, took the shares for investment and not resale and the Company took appropriate measures to restrict transfer.


Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)     Exhibits

     Exhibit No.          Description

         31      Certificate of the Chief Executive
                 Officer and Principal Accounting Officer pursuant Section 302 of the Sarbanes-
                 Oxley Act of 2002

         32      Certificate of the Chief Executive
                 Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-
                 Oxley Act of 2002


(b)    Reports on Form 8-K

On February 10, 2004, the Company filed an amended report on Form 8-K relating to a change of control, acquisition of assets and financial statements.

                                      SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EAGLE MANUFACTURING CO.

Date:  May 17, 2004
By:  /s/  Don R. Logan
-----------------------
Don R. Logan
CEO

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

Date:  May 17, 2004


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


I, Don R. Logan, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of American Eagle Manufacturing Co. on Form 10-QSB for the quarterly period ended March 31, 2004 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of American Eagle Manufacturing Co.


                                     By:/s/ Don R. Logan
                                     --------------------------
                                     Name:  Don R. Logan
                                     Title: Chief Executive Officer and
 May 17, 2004                        Principal Accounting Officer