Form 10KSB
period 2004-06-30
AMERICAN EAGLE MANUFACTURING CO
filed 2004-10-13
CIK 1091418

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-KSB

(Mark One)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the fiscal year ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

      For the transition period from              to
                                     ------------    ------------

                         Commission file number: 0-27323



                      AMERICAN EAGLE MANUFACTURING COMPANY
                 (Name of small business issuer in its charter)




                 Nevada                                   88-0429812
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification No.)

   2052 Corte Del Nogal, Carlsbad CA                        92009
(Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (760) 804-1789


                                -----------------
               Securities registered pursuant to 12(b) of the Act:

                                      None

              Securities registered pursuant to 12 (g) of the Act:

                                  Common Stock
                                (Title of Class)
                                -----------------


Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The issuer's revenues for its most recent fiscal year was $310,375. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 1, 2004 is $2,613,390. For purposes of the foregoing calculation only, directors and executive officers and holders of 10% or more of the issuer's common capital stock have been deemed affiliates. The number of shares outstanding of the Registrant's common stock as of October 1, 2004 was 3,306,685.

                       DOCUMENTS INCORPORATED BY REFERENCE

Transitional Small Business Disclosure Format: Yes |_| No |X|

                      AMERICAN EAGLE MANUFACTURING COMPANY

                                2003 FORM 10-KSB

                                TABLE OF CONTENTS

                                                                                 PAGE
                                                                                 ----
PART I


ITEM 1. BUSINESS                                                                   3


ITEM 2. PROPERTIES                                                                 4
        ----------


ITEM 3. LEGAL PROCEEDINGS                                                          5
        -----------------


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                        6
        ---------------------------------------------------


PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      7
        ---------------------------------------------------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                  8
        ---------------------------------------------------------


ITEM 7. FINANCIAL STATEMENTS                                                       10
        --------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURES                                                      23
        ---------------------------------------------------------------

ITEM 8A. CONTROLS AND PROCEDURES                                                   23


PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
         SECTION 16(a) OF THE EXCHANGE ACT                                         24
         ---------------------------------


ITEM 10. EXECUTIVE COMPENSATION                                                    24


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT            25
         --------------------------------------------------------------


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                            25
         ----------------------------------------------


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K                                          25
         --------------------------------

                                     PART I

ITEM 1. BUSINESS

      American Eagle Manufacturing Co. ("American Eagle") is the parent Company of American Eagle Corp, a Nevada Corporation and American Eagle Motorcycles, a California Corporation, which was formed to manufacture and market motorcycles in the USA, as well as expanding on the Company's additional business acquisitions. The manufacturing operations are conducted via the wholly-owned subsidiary, American Eagle Motorcycles, a California Corporation. American Eagle has a 35,000 Sq. Ft. facility in Carlsbad, California which serves as both the corporate headquarters and manufacturing facility for American Eagle motorcycles. American Eagle anticipates commencement of full production at the facility in the 4th quarter of 2004. American Eagle plans to implement a long-term manufacturing philosophy of an integrated production line that will produce a standardized level of excellence at a controllable cost.

           On September 30, 2003, American Eagle acquired the assets and business of FunKarts La, (FunKarts). FunKarts manufactures pedal, electric and gasoline powered mini-cars and go-carts. The product line includes racecar and truck replicas as well as vintage automobile replicas. Traditionally, the Company marketed its products as a promotional item for such sponsors as Nestle, Amoco, Chevron and Napa Auto Parts. American Eagle intends to establish avenues of distribution with several national retail chains and mass merchandisers of non-branded FunKarts. FunKarts will operate as a division of American Eagle Manufacturing Company.


      THE MANUFACTURE FOR SALE OF MOTORCYCLES FROM COMPONENT PARTS.
      --------------------------------------------------------------

      American Eagle Motorcycles are handcrafted and hand-torqued to specifications, with double powder coated frames available in "trick" paint schemes. American Eagle sells its motorcycles to dealers at wholesale prices which allows the dealer to offer the motorcycles at retail prices from $22,000 to $65,000, depending on the model and options. American Eagle Motorcycles are listed in the NADA valuation Guide and Kelly Blue Book and are approved for financing by some major banks and finance companies in the USA. We manufacture motorcycles in four basic styles:

      o   Falcon M-S Sport Cruiser -technologically advanced sport cruiser

      o   Street Fighter -sport tail pro-street semi chopper;



      o   Raptor - retro design chopper

      o   The Raven - entry level retro style springer

SUPPLIES

              We obtain our supplies from after market suppliers and other manufacturers of motorcycle parts, such as Pro One, Bay Area Custom, J. Brake, Arlen Ness and Performance Machine. These supplies are readily available.

DEPENDENCE ON MAJOR CUSTOMERS

      We are currently dependent on several dealers which carry the American Eagle line of motorcycles.

PATENTS, TRADEMARKS AND LICENSES

      American Eagle has applied for a trademark for its new logo. The Company has also applied for and received a trademark for its "TEVIS" System (Tunable, Engine, Vibration, Isolation, System). The Company is also in the process of applying for a patent for its new spring loaded "TEVIS" System.

GOVERNMENT APPROVAL AND REGULATIONS

      We do not need U.S. Department of Transportation or any other governmental agency approval to build special construction motorcycles that are custom-made to a customer's order, to rebuild motorcycles or to assemble a motorcycle from component parts that are available in the open market. Our business is subject to no government regulations other than those of the Environmental Protection Agency or ("EPA"), regulating the disposal of oil, grease, tires, batteries and the prevention of pollution. We believe we are in compliance with OSHA and EPA regulations. All of our motorcycles are built by hand rather than in a moving assembly line. Safety goggles are used when required, and fire extinguishers are readily available. We dispose of pollutants by periodically taking them to authorized disposal sites. The Company maintains a California Manufacturing License, 05536, for the production and sale of our motorcycle line.

RESEARCH AND DEVELOPMENT

      American Eagle continually designs, develops, and tests prototypes of new motorcycle designs and many of its proprietary components. To complement American Eagle's in-house engineering staff, consulting engineers are retained for their specific areas of expertise. American Eagle will continue to develop and refine the design and components of the existing and future production model in parallel with commercial production. Current development efforts consist primarily of creating mock-ups and prototypes of new models, making design changes for future models, and conducting tests to improve the performance, safety, and durability of the current product line.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Form 10-KSB under "Item 1. Business," and "Item
6. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Form 10-KSB constitute "forward-looking statements" which we believe are within the meaning of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Also, when we use words such as "believes", "expects", "anticipates" or similar expressions, we are making forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Some of the risks that should be considered include:

        (i) The fact that we compete with established competitors who have substantially greater financial resources and longer operating histories than us, which enables them to engage in heavy and sustained discounting as well as substantial advertising and promotion. While this competition is already intense, if it increases, it could have an even greater adverse impact on our revenues and profitability.

        (ii) We will be unable to complete our business plan unless we are able to raise additional funds.

ITEM 2. PROPERTIES


     American Eagle has a 35,000 Sq. Ft. office and production facility located at 2052 Corte Del Nogal, Carlsbad, California 92009. The production area of the facility has adequate space to stock and store quantities of all parts and components used in the manufacturing process of both motorcycles and Funkarts.


ITEM 3. LEGAL PROCEEDINGS

     On December 20, 2001, American Eagle Corp and Don R. Logan entered into an agreement to acquire certain assets from A.E. Technologies, Inc. and or Gregory Spak. Only a small portion of the assets were delivered to American Eagle. American Eagle elected to rescind the contract and return the assets. This resulted in the following legal actions being filed: Gregory Spak vs. American Eagle Motorcycles filed February 27, 2003, Case No. GIN 027138 in the Superior Court of North San Diego County. The Court denied the claim finding for American Eagle.

     Comerica Bank vs. American Eagle and American Eagle vs. Gregory Spak and A.E. Technologies, Inc. and Fastrak Motorcycles and Hellbent Motorcycles filed suit on June 20, 2003, Case No. Gv-818041 in the Superior Court of Santa Clara County. Comerica Bank is seeking to recover equipment that secured a loan to A.E. Technologies and Gregory Spak. A portion of the equipment has been received by American Eagle and is being stored awaiting instructions to return it to Comerica Bank. Comerica Bank is seeking $689,335. The management of American Eagle feels it has no liability in this case.

     A.E. Technologies, Inc. and Gregory Spak vs. Aemrican Eagle Corporation,
Et Al filed November 6, 2003 Case No. 03CC00518 Superior Court of Orange County California. Gregory Spak and A.E. Technologies, Inc. are suing to recover assets and damages for the breach of the contract that was rescinded by American Eagle. A.E. Technologies and Gregory Spak are seeking $15,750,000 in damages. American Eagle Management feels that they have very little if any liability in this matter. If the court should find American Eagle liable in either of these cases it could require American Eagle to issue more shares of stock to pay the damages. The Superior Court has ordered all action in this case stayed until the case filed in Santa Clara county has been settled.

      Neither the Company nor our property is a party to any known proceeding that a governmental authority is contemplating.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

      American Eagle Manufacturing Company common stock is quoted on the Over-The-Counter Bulletin Board operated by the National Association of Security Dealers, Inc. under the symbol "AEMF." The Company began trading on the Over-The-Counter Bulletin Board in November of 2003 and accordingly did not trade for a full fiscal quarter in 2003.

HOLDERS

        As of October 1, 2004, the Company had approximately 473 holders of record of its common stock. This number does not include beneficial owners whose securities are held by brokers or in street name.

DIVIDENDS

      The Company has never paid a cash dividend on its common stock and has no present intention to declare or pay a cash dividend on the common stock in the foreseeable future. The Company intends to retain any earnings that it may realize in the future to finance its operations. Future dividends, if any, will depend on earnings, financing requirements and other factors, and the payment of cash dividends, if any, will be at the sole discretion of the Board of Directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

There were no securities authorized for issuance under any equity compensation plan as of June 30, 2004.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FINANCING OF THE COMPANY

American Eagle has financed its operational activities during the 1 year period 6/30/02-6/30/03 by the private sale of stock in the amount of $913,230 and the issuance of notes to private individuals with conversion and warrant privileges during the period 2003-2004.The company privately placed common stock in the amount of $85,000 and secured additional financing through issuance of convertible notes in the amount of $750,000. Of the convertible notes issued, approximately 904,500 have been converted to equity.

      DISCUSSION OF OPERATIONS COMPARING THE YEARS ENDED JUNE 30, 2003 AND JUNE 30, 2004

     REVENUES.

     Revenues for the year ended June 30, 2004 were $310,375, which was an increase of $310,375 when compared with revenue for the year ended June 30, 2003 as the company had not commenced shipping of motorcycles until November of 2003.

     EXPENSES MANUFACTURING

       The increase in the company's manufacturing expenses for the year ended June 30, 2004 as compared to the year ending June 30, 2003 was $140,452. This was due solely to an increase in production activity of motorcycles to increase inventory and support sales.

     COST OF SALES AND MARKETING

     The decrease in the Company's cost of sales and marketing for the year ended June 30, 2004 as compared to the year ended June 30, 2003, was $152,113. This was due principally to the company attending 5 less promotional motorcycle shows in 2004 than 2003 coupled with the reduction in print advertising. The company's primary focus over the past fiscal year was concentrated on developing new models to add to the already existing motorcycle line.

     GENERAL AND ADMINISTRATIVE EXPENSES.

     Comparing general and administrative expense for the year ended June 30, 2004 to the year ended June 30, 2003, the total increase of $447,410 was due principally to the increase in legal, accounting and consulting fees associated with the SEC filings and other regulatory issues and the activity of becoming a publicly traded company.

     INVENTORY

     Inventory increased $109,493, from $563,673 on June 30, 2003 to $673,166 on June 30, 2004. This is due to the additional motorcycle inventory and the acquisition of Funkart's assets.

     FIXED ASSETS

     Comparing fixed assets for the year ended June 30, 2003 to the year ended June 30, 2004, the total increase of $272,788 was related to an increase of equipment in the amount of $345,082 due to the acquisition of Funkart's assets. Offset by a disposal of idle equipment in vehicles of $22,500 due to the sale of 2 vehicles and depreciated values. The purchase of additional employee work-stations of $1,200 for Furniture and fixtures.

     CASH FLOWS

     Cash and cash equivalents decreased from $82,582.00 for the year ended June 30, 2003 to ($6,927.00) for the year ended June 30, 2004, primarily due to increase in receivables offset by the sale of common stock. The Company's management believes that cash on hand will not be sufficient to satisfy cash requirements over the next twelve months. See the section of this report below entitled "Liquidity and Proposed Plans for the Next Twelve Months".

     OFF-BALANCE SHEET ARRANGEMENTS.
     ------------------------------

     The Company has no off-balance sheet arrangements.


     LIQUIDITY AND PROPOSED PLANS FOR THE NEXT TWELVE MONTHS.
     --------------------------------------------------------

     The Company's plan of operation for the next twelve months is, first, to realize positive cash flow at our Carlsbad, California facility. The Company hopes to realize positive cash flow through increased sales to authorized dealers. As of September 31st, 2004 the company has floored 14 various motorcycle models. The Company further expects to increase its cash flow by obtaining a flooring line provider in the forth quarter. The Company's management believes it will be necessary to raise approximately $500,000.00 to $700,000.00 to adequately fund operations to a level that is self supporting. As of September 30th, 2004, the company believes that its majority shareholder, Bad Toys Holdings, Inc., will supply the majority of the operating capital necessary. Additionally, the Company also has the ability to raise capital from traditional outside sources, including the issuance of stock and dept funding. There can be no assurance, however, that we will be able to raise these funds through a private offering of securities or otherwise. If the Company is unable to raise these funds, we will not be able to increase our sales and production activity to a self sustaining level.

ITEM 7. FINANCIAL STATEMENTS




               AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      WITH

                          INDEPENDENT AUDITORS' REPORT

                       YEARS ENDED JUNE 30, 2004 AND 2003




               AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                          ------

Auditors' Report                                                            11
----------------


Consolidated Balance Sheets as of June 30, 2004                             12
-----------------------------------------------


Consolidated Statements of Income (Losses) for the Years Ended
June 30, 2004 and June 30, 2003                                             13
--------------------------------------------------------------


Consolidated Statements of Cash Flows for the Years Ended
June 30, 2004 and June 30, 2003                                             14
---------------------------------------------------------


Consolidated Statements of Changes in Stockholders'
Equity for the Years Ended June 30, 2004 and June 30, 2003                  15
---------------------------------------------------------


Notes to the Consolidated Financial Statements                            16-21
----------------------------------------------

Pollard-Kelley Auditing Services, Inc..........................................
Auditing Services                               3250 West Market St, Suite 307,
                                                Fairlawn, OH 44333 330-864-2265


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
American Eagle Manufacturing Co., and Subsidiaries
(A Development Stage Company)

We have audited the accompanying balance sheets of American Eagle Manufacturing Co., and Subsidiaries (A Development Stage Company) as of June 30, 2004 and 2003, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at June 30, 2004 and 2003, and the results of its operations and it cash flows for each of the two years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
October 8, 2004

AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES
(A Development Stage Company)
C0NSOLIDATED BALANCE SHEETS
June 30, 2004 and 2003

                                     ASSETS

                                                          2004                     2003
                                                     -----------               ----------
CURRENT ASSETS
        Cash                                         $         -               $   82,582
        Accounts receivable - Trade                       88,954                        -
        Accounts receivable - Other                            -                   10,000
        Accounts receivable - shareholder                300,203                   70,230
        Inventory                                        673,166                  563,673
        Prepaid interest                                       -                   84,750
        Prepaid expenses                                 75,643                   35,463

             TOTAL CURRENT ASSETS                      1,137,966                  846,698

FIXED ASSETS
        Furniture & fixtures                             171,507                  170,307
        Equipment                                        441,205                   96,123
        Vehicles                                          53,580                   76,080
        Leasehold improvements                           111,165                  111,165
                                                         777,457                  453,675
        Less: Accumulated depreciation                  (114,513)                 (63,519)

                                                         662,944                  390,156

OTHER ASSETS
        Deposits                                          38,890                   63,890
        Trademarks & patents                              25,354                   25,354

                                                          64,244                   89,244
                                                     -----------               ----------
                                                       1,865,154               $1,326,098




See accompanying notes and accountant's report.

AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT OF INCOME
For the Years ended June 30, 2004 and 2003, and for the Period from October 15, 2001 (Date of Inception) Through June 30, 2004 (Since Inception)

                                                                              SINCE
                                             2004             2003           INCEPTION
                                        -------------     ------------    --------------
REVENUES                                $    310,375      $          -    $      310,375

EXPENSES
        Manufacturing                        579,162           438,710         1,040,473
        Sales and marketing                  105,818           257,931           382,472
        General and administrative           869,076           405,916         1,349,224
                                           1,554,056         1,102,557         2,772,169

OPERATING LOSS                            (1,243,681)       (1,102,557)       (2,461,794)

OTHER INCOME
        Miscellaneous                          4,397               756             5,299

TAX PROVISIONS                                     -                 -              (800)


NET LOSS                                $ (1,239,284)     $ (1,101,801)   $   (2,457,295)

LOSS PER SHARE                                ($0.49)

Average Share Outstanding                  2,545,880




See accompanying notes and accountant's report.

AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES
(A Development Stage Company)
CONSOLIDATED STATEMENT CHANGES OF STOCKHOLDERS' EQUITY
For the Period from October 15, 2001 (Date of Inception)
  Through June 30, 2004 (Since Inception)

                                                                                     ADDITIONAL
                                  PREFERRED    STOCK           COMMON STOCK           PAID IN         RETAINED
                                   SHARES      AMOUNT       SHARES         AMOUNT     CAPITAL          DEFICIT            TOTAL
                                  ---------   -------    ----------      --------    -----------     -----------       -----------
Balance at Inception                     -    $     -             -      $      -    $         -     $         -       $         -

    Shares for assets contributed        -          -    20,000,000        20,000         90,000               -           110,000
    Stock sales                          -          -     1,294,342         1,294        645,877               -           647,171
    Net Loss                             -          -             -          -              -           (116,210)         (116,210)
 Balance at June 30, 2002                -          -    21,294,342        21,294        735,877        (116,210)          640,961

    Shares for services                  -          -        85,424            85         42,627               -            42,712
    Stock sales                          -          -     1,165,711         1,166        912,064               -           913,230
    Net Loss                             -          -             -             -              -      (1,101,801)       (1,101,801)
 Balance at June 30, 2003                -          -    22,545,477        22,545      1,690,568      (1,218,011)          495,102

    Restatement for September 3,
      2004 1:10 reverse split            -          -   (20,290,929)      (20,290)        20,290               -                 -
    Acquisition of Fun Karts             -          -       211,982           212        429,710               -           429,922
    Merger with public shell             -          -        98,300            98              -        (130,098)         (130,000)
    Law suite settlement                 -          -        10,000            10         99,990               -           100,000
    Debt conversion                      -          -       103,616           103        754,438               -           754,541
    Stock for services                   -          -        20,310            20        203,082               -           203,102
    Stock sales                          -          -         8,500             9         84,991               -            85,000
    Net Loss                             -          -             -             -              -      (1,239,284)       (1,239,284)
                                         -    $     -     2,707,256      $  2,707    $ 3,283,069     $(2,587,393)      $   698,383





See accompanying notes and accountant's report.

AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years ended June 30, 2004 and 2003, and for the Period from October 15,
     2001 (Date of Inception) Through June 30, 2004 (Since Inception)

                                                                                                                  SINCE
                                                                      2004                   2003               INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss                                                 $ (1,239,284)          $ (1,101,801)         $ (2,457,295)
        Adjustments to reconcile net earnings to net
          cash provided (used) by operating activities:
            Depreciation                                               53,243                 45,811               116,762
            Common stock for services                                 203,102                 42,712               245,814
          Changes in Current assets and liabilities:
            (Increase) in A/R - Trade                                 (88,954)                                     (88,954)
            Decrease (Increase) in A/R - Other                         10,000                (10,000)                    -
            (Increase) in Inventories                                  (5,446)              (314,360)             (569,119)
            Decrease (Increase) in Prepaid interest                    84,750                (84,750)                    -
            (Increase) in Prepaid expenses                            (40,180)               (24,472)              (75,643)
            Increase in Accounts payable                              285,523                 27,964               322,623
            Increase in Accrued interest                               19,667                 20,583                40,250
            Increase in Accrued warranty                               15,000                                       15,000
            Increase in Accrued wages                                  11,832                  5,783                17,615
            Increase in Accrued taxes                                   1,862                  2,530                 4,392
            NET CASH (USED) BY
                  OPERATING ACTIVITIES                               (688,885)            (1,390,000)           (2,428,555)
CASH FLOWS FROM INVESTING ACTIVITIES
        Increase in Shareholder receivables                          (229,973)               (67,650)             (300,203)
        (Decrease) Increase in deposits                                25,000                (25,000)              (38,890)
        Increase in Trademarks                                              -                 (3,099)              (25,354)
        Purchase of Fixed assets                                      (30,651)              (193,125)             (374,326)
            NET CASH PROVIDED (USED) BY
                  INVESTING ACTIVITIES                               (235,624)              (288,874)             (738,773)
CASH FLOWS FROM FINANCING ACTIVITIES
        Sale of Common stock                                           85,000                913,230             1,645,401
        Increase in Notes payable                                     750,000                765,000             1,515,000
            NET CASH USED BY
                  FINANCING ACTIVITIES                                835,000              1,678,230             3,160,401
NET INCREASE (DECREASE) IN CASH                                       (89,509)                  (644)               (6,927)
CASH AT BEGINNING OF PERIOD                                            82,582                 83,226                     -
CASH AT END OF PERIOD                                            $     (6,927)          $     82,582          $     (6,927)






 See accompanying notes and accountant's report.

               AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES
                          (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company and History

American Eagle Manufacturing Co. and Subsidiaries (the Company) are a development stage company as defined under Statements of Financial Accounting Standards Number 7. The Company was incorporated in the state of Nevada on October 15, 2001. On May 22, 2002 the Company formed American Eagle Motorcycle Corporation a California corporation as a wholly owned subsidiary. On June 19, 2003 the Company formed American Eagle Manufacturing, GMBH a German Corporation as a wholly owned subsidiary.

On September 30, 2003 the Company acquired all the assets of Fun Karts for 212,194 shares of the Company's common stock. The balance sheet at acquisition was as follows:

         Inventory                          $114,044
         Equipment                           315,878
                                             -------

                  TOTAL                     $429,922

On November 25, 2003 the Company was acquired by American Eagle Manufacturing Co., a Nevada corporation and formerly Harbor Front Holdings, Inc., a public, reporting corporation. Harbor Front Holdings, Inc. was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes.

On March 9, 2004 the Company settled a law suite of Harbor Front Holdings, Inc. for $30,000 cash and 10,000 shares of the Company's common stock.

The year ended June 30, 2004 the Company converted $904,541 of convertible debt and interest into 103,616 shares of the Company's common stock. In addition the Company exchanged $203,082 of services for 20,310 shares of the Company's common stock. Finally during the same fiscal year the Company sold 8,500 shares of its common stock for $85,000.


On September 3, 2004 the Company reversed its outstanding common shares ten to one. The share counts for all transactions and disclosures during the year ended June 30, 2004 have been adjusted to reflect this reverse split.

               AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES
                          (A Development Stage Company)


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

The consolidated financial statements include the accounts of American Eagle Manufacturing, American Eagle Corporation, and American Eagle Manufacturing, GMBH. All significant inter-company accounts and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the years for:
                                      2004                           2003
         Interest                    $ 9,999                        $ -0-
         Income taxes                $  -0-                         $ -0-

Inventories

Inventory costing uses the FIFO (first in, first out) method. Inventory breakdown is as follows:

                                      2004                          2003
         Raw Materials               $235,476                    $137,350
         Work in Process               71,697                     127,835
         Finished Goods               365,993                     298,260
                                      -------                     -------
         Total                       $673,166                    $563,673
                                      =======                     =======

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for on a straight line basis over their estimated useful lives as follows:

                  Furniture & fixtures                        5-7 years
                  Equipment                                   7   years
                  Vehicles                                    5   years
                  Leasehold improvements                      39  years

               AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES
                          (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Other Assets

The Company's other assets are made up of Deposits with the landlord for rent. Trademarks & Patents represent the Company's outside costs of establishing their product's trademarks and some initial third party costs for patent applications. This cost will be amortized over the estimated useful life of the trademark or patent once the Company starts to sell product. The Company has not yet established as estimated useful life for their trademarks or patents at this time.

Income Taxes

The Company accounts for income taxes under principals, which requires the Company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of the assets and liabilities using enacted tax rates. The Company has no significant differences between book and tax accounting. At June 30, 2004 the Company had an estimated tax loss carryforward of approximately $2,200,000.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - NOTES PAYABLE

On January 6, 2004 the Company entered into a $490,000 Convertible Promissory Note with an individual. The loan is due upon demand. The interest rate is 10%. The note is unsecured. The note is convertible at the holder's option after July 6, 2004 and before July 6, 2005 at a rate of 80% of the average selling price per share over the previous 30 days. The note has not been converted. The balance outstanding under this agreement at June 30, 2004 was $490,000.

               AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES
                          (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 2 - NOTES PAYABLE - CONTINUED

On May 14, 2004 the Company entered into a $65,000 Demand Promissory Note with a corporation. The note is due on demand, has a 7% interest rate and is secured by all property, accounts receivable, inventories and general intangibles of the Company. The Company has borrowed an additional $55,000 from this corporation over an above the note agreement. The balance outstanding at June 30, 2004 was $120,000.

During 2003 the Company entered into a series of notes with individuals. The notes were due in either six or twelve months, had a 30% prepaid interest and fees factor, bore interest at 7% to 15% and could be converted into shares of the Company's common stock at the holder's option. Shares of the Company's common stock also secure the notes. A summary of these note and their provisions is as follows:

Date        Amount   Balance due   Due date Interest rate   Conversion rate
----        ------   -----------   -------- -------------   ---------------

12/11/02  $150,000      $150,000   12/11/03     7%        $.50 per share and
                                                          warrants at $2.00 for
                                                          equal number of shares
02/05/03   $ 50,000      50,000    08/05/03    10%        80% of average price
02/28/03   $ 50,000      50,000    08/31/03    10%        80% of average price
03/31/03  $140,000      140,000    09/30/03    10%        80% of average price
05/31/03    $50,000      50,000    11/30/03    10%        80% of average price
05/31/03    $50,000      50,000    11/30/03    10%        80% of average price
05/31/03  $150,000      150,000    11/30/03    15%        80% of average price
05/01/03  $125,000      125,000    04/30/04    15%        $2.00 per share
                      ---------

             TOTAL    $765,000


These notes, with the exception of the note dated December 11, 2002 were converted to the Company's common stock during the year ended June 30, 2004.


NOTE 3 - EQUITY

Common Stock

The Company had 200,000,000 common shares authorized and 2,707,256 and 212,545,477 shares issued and outstanding at June 30, 2004 and 2003 respectively. The shares outstanding at June 30, 2004 have been adjusted for the September 3, 2004 ten to one reverse split. Par value per share at the end of each year was $0.001.

               AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES
                          (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 3 - EQUITY - CONTINUED

During the year ended June 30, 2004, 35,000 shares of common stock were issued with a guaranteed stock value in one year of $2.00 per share. The agreement calls for an additional issue of common shares by the Company in the amount necessary to cover the difference in value below $2.00 per share value.

PREFERRED STOCK
---------------

The Company had 25,000,000 and 10.000,000 shares authorized. There were no shares outstanding at either June 30, 2004 or June 30, 2003. The terms of the preferred stock are to be set by the board of directors when issued.

Warrants

The Company has issued warrants to purchase shares of stock for $2.00 per share. The warrants were issued in December 2002, and continue up to the present. The warrant holder has 24 months form the date of issue to exercise the warrant. At June 30, 2004 the Company had issued 2,327,704 warrants effected by the 1:10 reverse split.

In addition during the year ended June 30, 2004 the Company issued 75,000 warrants to purchase shares of stock for $1.00 per share. 10,000 of these warrants were exercised before June 30, 2004. The warrants expire in 12 months. At June 30, 2004 there were 65,000 of these warrants outstanding and are effected by the 1:10 reverse split.

NOTE 4 - RELATED PARTIES

The Company has from time to time made advances to its principal stockholder and Chief executive officer. The advances are unsecured, and bear no interest. Detail of the amounts outstanding at June 30, 2004 is as follows:

        Balance due from June 30, 2003              $  70,230
        Loans made during the year                     25,000
        Net book value of vehicle converted            20,206
        Funds for which the Company is
                 awaiting an accounting               184,767
                                                      -------
                          TOTAL                     $ 300,203

               AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES
                          (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 5 - COMMITMENTS

On February 27, 2002 the Company entered into a five-year lease for its present manufacturing and administrative facilities. The lease began August 1, 2002. Lease payments are on a sliding scale as follows:

                  Period                    Monthly Rent
                  Months 1-8                $11,580
                  Months 9-12               $18,515
                  Months 12-24              $19,260
                  Months 25-36              $20,030
                  Months 37-48              $20,830
                  Months 49-60              $21,670

The lease provides for an additional 60-month extension with proper notice. Rent under the extension is at then current fair market value. The amount below for fiscal 2008 is under this extension period and is estimated.

Future minimum payments due under this lease agreement are as follows:

                        Fiscal
                         2005           $239,530
                         2006           $249,430
                         2007           $259,420
                         2008           $269,000 estimated

The Company was four months behind in its payments to the landlord at June 30, 2004.

NOTE 6 - GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               AMERICAN EAGLE MANUFACTURING CO., AND SUBSIDIARIES
                          (A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

NOTE 7 - LEGAL PROCEEDINGS

On June 20, 2003 a bank filed suit against the Company and a shareholder for $689,335 and to recover equipment that secured a loan to a third party. A portion of the equipment has been received by the Company and is being stored awaiting instructions to return it to the Bank. Management feels it has no liability in this case.

On November 6, 2003 a shareholder and a third party filed suit against the Company to recover assets and damages for breach of contract that was rescinded by the Company. The suit seeks $15,750,000 in damages. The Company rescinded the contract because the sellers did not have clear title to the assets they were selling to the Company. Management feels it has little or no liability in this matter. Management also feels that if it should be found liable in this case, it would be required to issue additional shares of it stock to satisfy the liability.

NOTE 8 - SUBSEQUENT EVENTS

On August 8, 2004 the majority shareholder and CEO of the Company entered into a Capital Stock Purchase agreement selling their holdings (approximately 73% of the outstanding common stock) to a corporation.

On July 20, 2004 the Company adopted a Non-Qualified Stock Option Plan and registered 5,500,000 shares for the plan's use. The plan is administrated by the Board of Directors who has the sole discretion to grant options, authorize purchases, and grant awards.

On September 3, 2004 the Company reversed its outstanding common shares ten to one. The share counts for all transactions and disclosures during the year ended June 30, 2004 have been adjusted to reflect this reverse split.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     In accordance with Item 307 of Regulation S-B promulgated under the Securities Act of 1933, as amended, as of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of the Company (the "Certifying Officers") have conducted evaluations of the Company's disclosure controls and procedures. As defined under Sections 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Certifying Officers have reviewed the Company's disclosure controls and procedures and have concluded that those disclosure controls and procedures are effective in causing information to be recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and communicated to management of the Company to allow timely decisions regarding the Company's public disclosures. In compliance with Section 302 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. 1350), each of the Certifying Officers executed an Officer's Certification included in this Annual Report on Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Don Logan beneficially owns 20,000,000 shares of Common Stock, $0.001 par value, of American Eagle Manufacturing Co. with his wife Barrie Logan as joint tenants with right of survivorship. The shares of Common Stock beneficially owned by Mr. Logan constitute approximately 73.3% of the total number of shares of Common Stock of American Eagle Manufacturing Co.

    (b) Mr. Logan has shared power to vote or to direct the vote, and shared power to dispose or to direct the disposition of, the shares beneficially owned by Mr. Logan. Mr. Logan shares such power with his wife Barrie Logan.

     Barrie Logan's business address is 2052 Corte Del Nogal, Carlsbad, California 92009. Ms. Logan is the Vice President and Secretary of American Eagle Manufacturing Co. Ms. Logan is also the Vice President and Secretary of American Eagle Corp. ("Eagle Corp."),a wholly owned Nevada subsidiary of American Eagle Manufacturing Co. Ms. Logan also serves as a Director of both American Eagle Manufacturing Co. and Eagle Corp.

ITEM 10. EXECUTIVE COMPENSATION

      The following table is a summary of the compensation earned for the last fiscal year for services in all capacities by each of the persons who qualified as a "named executive officer" under item 402(a)(3) of Regulation S-B.

                                                                                     LONG-TERM
                                                                                    COMPENSATION
                                                                              --------------------------
                                  ANNUAL COMPENSATION                          AWARDS        PAYOUTS $
                                 ---------------------                        -------        -----------
                                                            OTHER            SECURITIES         LTIP            ALL
                                 YEAR   SALARY   BONUS $    ANNUAL           UNDERLYING        PAYOUTS         OTHER
 NAME AND PRINCIPAL                                         COMPEN-           OPTIONS            ($)        COMPENSATION
 POSITION(2)                                               SATION ($)           ($)                              ($)
                                ------------------------   ----------        -----------     -----------    -------------
Don Logan                        2004   130,000      --       100,000                  --              --               --
   President and Chief
   Executive Officer

Barrie Logan                     2004    75,000      --        50,000                  --              --               --
   Vice President and
   Secretary

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of October 1, 2004 relating to the beneficial ownership of the common stock by (a) all persons known by us to beneficially own more than 5% of the outstanding shares of the common stock, (b) each director, director nominee and executive officer and, (c) all officers and directors as a group. We had 3,306,685 shares outstanding as of October 1, 2004.


NAME AND                                   NUMBER OF SHARES      PERCENTAGE
ADDRESS OF                                   BENEFICIALLY        OF SHARES
BENEFICIAL OWNER(1)(2)                          OWNED           OUTSTANDING
----------------------                     ----------------     -----------


BadToys
2344 Woodridge Avenue, Kingsport, TN 37664      1,999,000             60.5%



Robert Cashman
2164 N. Glassell, Orange, Ca 92865                200,000              6.04%




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years the Company had made advances to Don Logan the Company's former principal shareholder, Director and Chief Executive Officer. These advances are unsecured, bear no interest and are not believed by present management to have been properly authorized. The Board of Directors has formed a committee and engaged a forensic auditor to investigate the entire dealings of Mr. Logan with the Company. The present estimated aggregate amount of transaction between the Company and Mr. Logan is approximately $300,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

     No reports were filed on Form 8-K during the last quarter of the period covered by this report.


a) Exhibit 31.1 and 31.2 - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         Exhibit 32.1 and 32.2 - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)       None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Carlsbad, State of California on October 13, 2004.



BAD TOYS, INC.


By:   /s/ Larry N. Lunan
     ----------------------------------
     Larry N. Lunan


     President and Chief Executive Officer

     Pursuant to requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Company and in the capacities indicated on October 13, 2004.


Signature                    Title

/s/ Roger A. Warren          Treasurer and Chief Financial Officer and Director
-------------------          TPrincipal Financial and Accounting Officer
Roger A. Warren

/s/ Larry N. Lunan           President, Chief Executive Officer and
------------------           Chairman of the Board of Directors
Larry N. Lunan               Principal Executive Officer)

/s/ Clinton L. Hubbard       Director
----------------------
Clinton L. Hubbard