Form 10QSB
period 2004-09-30
AMERICAN EAGLE MANUFACTURING CO
filed 2004-11-22
CIK 1091418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September  30, 2004
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from_____________to ____________

                             Commission File Number:


                                  NO BORDERS, INC.
                                  ----------------
             (Exact name of Company as specified in its charter)


                  Nevada
                  ------                                      ----------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)


                         Venice Blvd, Los Angeles Calif
                         ------------------------------
          (Address of principal executive offices including zip code)

                                  310-578-1299
                                  ------------
                (Company's telephone number, including area code)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [x ]

    As of September 30, 2004 there were outstanding shares of 46,936,686 shares of the Company's Common Stock, $0.001 par value.

                                 NO BORDERS, INC

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements........................................

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations .........................................

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings ...................................................

Item 2.  Changes in Securities................................................

Item 3.  Defaults Upon Senior Securities......................................

Item 4.  Submission of Matters to a Vote of Security Holders..................

Item 5.  Other Information....................................................

Item 6.  Exhibits and Reports on Form 8-K.....................................

SIGNATURES ...................................................................

CERTIFICATIONS................................................................


  Unless otherwise indicated, all references to "No Borders," "we," "us" and "our"and Company refer to No Borders, Inc. and its predecessor.




                                CAUTIONARY NOTICE
                      REGARDING FORWARD-LOOKING STATEMENTS

         This report contains statements that we believe are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements generally can be identified by the use of forward-looking terminology such as "may," "will," "expect," "should," "intend," "estimate," "anticipate," "believe," "plan," "continue" or similar terminology. We undertake no obligation to publicly update or revise any forward-looking statements contained in this report. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, some of which are beyond our control, that could cause actual results to differ materially from those we express or imply in those forward-looking statements. These risks, uncertainties and other factors include, but are not limited to, the raising of additional capital, the acceptance of our products in the market, competition, the status of our intellectual property and our dependence on obtaining remittance agents to provid4 our initial customer base, our business strategy, expected benefits of any acquisition, future financial position, budgets, projected costs and plans and objectives of management. Other uncertainties related to our business and securities, which are traded on the OTC Bulletin Board, are outlined in.the Management Discussion and Analysis section,

                                 NO BORDERS, INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


                               SEPTEMBER 30, 2004
                                  (UNAUDITED)



NO BORDERS, INC.
C0NSOLIDATED BALANCE SHEETS
September 30, 2004

                                     ASSETS

                                                                         2004
CURRENT ASSETS
        Cash                                                    $             -
        Prepaid expenses                                                 39,598

             TOTAL CURRENT ASSETS                                        39,598

FIXED ASSETS
        Furniture & fixtures                                             61,797
        Leasehold improvements                                            3,150

                                                                         64,947
Other Assets
        Other assets                                                    34,000
        Software development costs                                     485,870
        Investments                                                    690,840

                                                                     1,210,710
                                                                ---------------
                                                                $    1,315,255


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          2004
      CURRENT LIABILITIES
             Bank overdrafts                                    $       18,675
             Accounts payable                                              377

                  TOTAL CURRENT LIABILITIES                             19,052







      STOCKHOLDERS' EQUITY
             Common stock                                               45,932
             Additional contributed capital                          2,685,639
             Retained deficit                                       (1,435,368)

                                                                     1,296,203
                                                                --------------
                                                                $    1,315,255

                                NO BORDERS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                  For the Nine Months Ended September 30, 2004


                                                                     2004

REVENUES                                                        $            -

EXPENSES
        General and administrative                                   1,085,632
                                                                     1,085,632

OPERATING LOSS                                                      (1,085,632)

TAX PROVISIONS                                                               -


NET LOSS                                                        $   (1,085,632)

NOTE 1 - DESCRIPTION OF BUSINESS

          No Borders is initially focused on the delivery of significantly lower cost remittance transfers and long distance telephony services through a unified Stored Value Card platform issued through a Network of affiliated agents to individual card-holders in both underserved U.S. migrant-receiving as well as non-U.S. rural migrant-sending communities that need to stay connected.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Going Concern

         The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         Development Stage Enterprise

         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         Comprehensive Income

         The Company utilizes SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any of the items of comprehensive income in any period presented.

         Property and Equipment

         Impairment of Long-Lived Assets

         The Company reviews long-lived assets to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the estimated fair value of the asset.

         Stock-Based Compensation

         SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation issued to employees. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation.

         Software Development Costs

         Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established.

         Income Taxes

         The Company uses the asset and liability method of accounting for income taxes. The asset and liability method accounts for deferred income taxes by applying enacted statutory rates in effect for periods in which the difference between the book value and the tax bases of assets and liabilities are scheduled to reverse. The resulting deferred tax asset or liability is adjusted to reflect changes in tax laws or rates. Because the Company has incurred losses from operations, no benefit is realized for the tax effect of the net operating loss carryforward and software development costs capitalized for tax purposes due to the uncertainty of its realization.

         Loss per Share

         Basic loss per share is computed by dividing loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         Estimates

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is provided to afford the reader an understanding of the material matters of No Borders' financial condition, results of operation, capital resources and liquidity. It should be read in conjunction with the financial statements and notes thereto and other information appearing elsewhere in this report.


MANAGEMENT'S  DISCUSSION AND ANALYSIS

OVERVIEW

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

On December 4, 2003, the Company acquired 89.3% of the issued and outstanding shares of American Eagle Corp.in exchange for 23,500,000 shares of the Company's common stock.100% of the shareholders of American Eagle Corp. approved the exchange.

On September 30, 2003 substantially all of the holders of the notes due from American Eagle Corp elected to convert their notes to common stock of American Eagle Manufacturing Co. Therefore Notes Payable with a value of $1,045,233.34 on September 30, 2003 were converted to 1,045,234 shares of American Eagle Manufacturing Co. restricted common stock.

The Company No Border,Inc was originally incorporated as Finders Keepers,Inc.,a Nevada Corporation on May 28, 1999. Finders Keepers, Inc. changed its name to The Bauer Partnership, Inc. on December 5, 2000. The Bauer Partnership, Inc. changed its name to Harbour Front Holdings, Inc. on January 27, 2003. Harbour Front Holdings, Inc. changed its name to American Eagle Manufacturing Co.on September 25, 2003.

 On October 22, 2004, the Company sold substantially all of its assets related to its prior custom motorcycle manufacturing business to its former parent company, Bad Toys Holdings, Inc., a Nevada corporation (the "Buyer"). The disposed assets included, but were not limited to, all real and personal property (tangible and intangible) of the Company previously used by the Company in its custom motorcycle manufacturing business. As consideration and payment for the assets, the Company received 1,818,182 shares of the Buyer's restricted common stock (the "Shares") and the Buyer assumed all liabilities and obligations of the Company (the "Purchase Price").In addition to the foregoing, the Company agreed to distribute the Shares pro rata to its shareholders of record as of September 15, 2004; provided however, that such a distribution complied with both Nevada corporate law and Federal and State securities law. As of September 30, 2004, the Shares had not been distributed. A copy of the Asset Purchase Agreement is set forth in Company's Form 8K filed on October 21, 2004..

     A Share Exchange Agreement between the Company and Intercommunity Financing Corp,; Raul Hinojosa-Ojeda; and Robert M. Rosenfeld dated October 21, 2004 (the "Share Exchange Agreement") was concluded, And deemed effective as of September 30, 2004, wherein the Company agreed to issue40,000,000 shares of its restricted common stock to the shareholders of Intercommunity Financing Corp in exchange for one hundred percent of the issued and outstanding common stock of Inercommunity Financing Corp On October 21, 2004 the Company changed its name to No Borders, Inc.

Inc.

Plan Of Operation

          Description of Business

          During the next 12 months, No Borders is initially focused on the delivery of significantly lower cost remittance transfers and long distance telephony services through a unified Stored Value Card platform issued through a Network of affiliated agents to individual card-holders in both underserved U.S. migrant-receiving as well as non-U.S. rural migrant-sending communities that need to stay connected.

          The lower cost remittance transfer service offered is designed to facilitate the expeditious creation and expansion of this Network of affiliated agents and their customers using the No Borders' Stored Value Card platform. It will provide our current and future financial and commercial partner companies with the ability to access and deliver their vast menu of low cost products and services to the growing transnational Latino market in a very cost efficient manner. The No Borders mission and focus is designed to provide our affiliated agents and cardholders with significant benefits well beyond those offered by other providers of remittance services.

          Key-Advantages:

          No Borders believes that combining the technological advantages of a unified Stored-Value-Card platform using Internet connectivity through both satellite and dial up services to reach rural and urban communities with lower cost remittance and telephone services, it will successfully convert existing remittance agents and their clients in transnational migrant sending and receiving communities to the NBSVC platform. This will initially be accomplished by:

          a) acquiring operating licensed remittance companies with an existing network of affiliated remittance agents, targeting specific remittance companies, using No Borders' publicly traded securities as the consideration provided to the acquired companies; and
          b) targeting individual or specific groups of agents, focused initially on those agents which have the highest volume of remittance transactions from the U.S. to Mexico and providing them with "founder" or other special status inducements, and those agents which have less volume but reside in areas where immediate increases in remittance transactions are readily attainable using the No Borders' pricing structure and platform; and
          c) partnering with credit unions and other community, national and international financial institutions and other corporate entities to facilitate offering through the NBSVC platform low-cost services and products to this significant demographic, thus providing values to agents and customers well beyond lower priced remittance services.

          Company has initiated these activities. The Company completed an alliance agreement with the Department of Water & Power Credit Union in California which calls for the co-marketing of both entities, with No Borders to provide a recruitment area for union employees at No Borders' site at El Rescate in downtown Los Angeles and with the union to offer the No Borders card to its members. The Company also entered into agreements with the AMUCSS, a federation of micro-financial institutions in Mexico, and Fedecaces, a federation of credit unions in El Salvador, each such agreement designed to cause the member institutions and credit unions within each federation to serve as No Borders payout sites with VoIp telephone offerings. Fedecaces have various branches in 14 different states of El Salvador. In addition, No Borders has an executed letter of intent with Alpimed, a network of microfinance institutions in El Salvador, each institution to serve as payout sites for No Borders' remittance transactions...In addition, the Company concluded an agreement with El Rescate, a community based non profit organization with over 20 years of activities providing various services for El Salvadorina migrants located in downtown Los Angeles. El Rescate is to provide community based marketing No Borders remittance services.

          In addition to penetrating the market via networks of existing agents, the Company intends to provide Affinity Cards, meaning cards with a joint logo of No Borders and third parties, including hometown associations of migrants from various areas outside of the US now residing in specific areas in the US, as well as vendors of certain products and services.. Moreover, the Company intends to distribute its stored value/debit cards to retail outlets via existing prepaid telephone card distributors. The Company intends to develop and deploy its platform and models so as to commence these additional revenue producing activities in the Spring, 2005.

   The Company will need to attain $3,000,000 so as to implement this plan of operation during the next 12 months. The Company intends to generate these funds through revenue from operations and through the sale of its securities via a private placement or private placements.


Product Research and Development:

During the next 12 months the Company intends to scale its stored value and debit card platform to include servicing and interfacing to facilitate the mass marketing of pre-paid cards at retail outlets, to interface with partnership affinity cards, to interface with vendors of services and products and to interface with merchant accounts. It is anticipated that this development will cost $600,000..

Expected purchase or sale of equipment:

The company anticipates purchasing computers and pin pads for distribution to its affiliated remittance agents and payout sites at a cost of $700,000, assuming the acquisition of the projected 1050 US remittance agents and 835 payout sites during the next 12 months.

Any expected change in employees;

During the next twelve months the Company intends to convert prior consulting agreements to employment agreements with management personnel, including the Chief Technology Officer, the VP of Sales, the VP of Business Development, VP of Marketing, General Counsel and Controller as well as operational, sales and marketing personnel. By the end of the next twelve months, Company intends to employ 132-personnel in total based upon the projected demand, transactions and other activities of Company. The cost is anticipated to equal $4,680,000. These projected costs assume the Company converts the projected 1050 US remittance agents and 835 payout sites to its stored value/debit card platform and assumes a projected 2,904,000 in remittance transactions.

Liquidity and Capital Resources.

The Company estimate sthat it requires a total of $3,000,000 during the next 12 months in order to cover its projected costs of operations and development during that same period. Management believes that these sums will be obtained by generating revenue, commencing in the first quarter of 2005, and by the sale of securities via a private placement or placements. The Company estimates that it will generate revenue from its operations in excess of $3,000,000 by the end of the second quarter of 2005 and will reach break-even by the end of the third quarter, 2005.

COMPETITIVE BUSINESS CONDITIONS The Company will encounter competition from remittance companies, financial institutions and telephone companies which are already offering, or will offer in the future, the same or similar services as those proposed to be offered by the Company, albeit at significantly greater cost. Some competitors of the Company have greater financial resources and more experience in the area Management believes the Company's platform, pricing models and delivery mechanisms are competitive in the current market. However, there can be no assurance that the Company's offerings will be marketed successfully, or once successful, will continue to be marketed successfully

PATENTS,  TRADEMARKS  &  LICENSES:
The Company intends to file for a process patent protection relating to its stored value/debit card and treasury management platform by January 31, 2005.

RESEARCH & DEVELOPMENT:.
 The Company expended $420,000 in developing its stored value/debit card and treasury management platform during the nine month period ending September 30, 2004. During the next 12 months the Company intends to scale its stored value and debit card platform to include servicing and interfacing to facilitate the mass marketing of pre-paid cards at retail outlets, to interface with partnership affinity cards, to interface with vendors of services and products and to interface with merchant accounts. It is anticipated that this development will cost $600,000.

EMPLOYEES.
 The company currently has three employees and consultants. The employees (its CEO, President and CFO) have not received any salaries; its consultants have received fees during the nine- month period ending 9/30/2004 in the amount of $725,000. During the Quarter ending 12/31/04, the Company intends to convert prior consulting agreements to employment agreements with management personnel, including the Chief Technology Officer, the VP of Sales, the VP of Business Development, VP of Marketing, General Counsel and Controller as well as operational, sales and marketing staff personnel. By the end of the next twelve months, Company intends to employ 132-personnel in total based, assuming that Company's estimated demand, transaction volume and other activities are reached, at a cost of 4,680,000. If such demand, transaction volume and activities are less than estimated, the number of employees estimated will be reduced

DESCRIPTION OF PROPERTY
Company owns no real properties and has leased premises at a total cost of $4,500 per month. Company intends to move into other offices in Venice California, with space rented approximately 4,500 square feet at a cost of approximately $8,500 per month.

Description of Products and Services: No Borders has developed a stored value card platform which allows for the loading of funds into a closed network system managed by a treasury management system, and further allow the transfer of funds from that card to other cards, all in real time, with security and in compliance with applicable Federal and State regulations. The card may hold funds and access point of sale devices at merchant sites compatible with the No Borders software.. Moreover the developed system will allow for transferring funds from the closed system to a so-called open network, such as the Visa and MasterCard networks. The closed network system allows for lower cost transaction fees when loading, transferring or withdrawing funds, and does not mandate any rate of exchange surcharges when transferring funds from the U.S. to other countries. In addition, design for the stored value and debit card platform to interface with various vendors and others providing services and products has been developed by Company and as deployed, holders of the No Borders stored value cards may pay for services and products offered by specified third party vendors.

RISK FACTORS

SECURING REMITTANCE AGENTS

The Company's performance depends upon its ability to secure remittance agents and convert them to use the NB SVC platform There is no assurance that the Company can secure the volume of agents so as to create a viable network of customers and cardholders.

WORKING CAPITAL REQUIREMENTS

The successful operation of the Company depends to a substantial extent on the Company's ability to finance is initial operations so as to secure a base of agents and customers." The Company has done extensive research and exploration relating to the market but there can be no assurance that the revenues generated by the initial intended remittance and telephone activities will meet the requirements of Company's minimum " Investors in the Company should consider their investment herein to be for the long term." See "The Business," "Use of Proceeds" and "Financial Projections"


INDUSTRY COMPETITION

The Company will encounter competition from remittance companies, financial institutions and telephone companies which are already offering, or will offer in the future, the same or similar services as those proposed to be offered by the Company, albeit at significantly greater cost. Some competitors of the Company have greater financial resources and more experience in the area Management believes the Company's platform, pricing models and delivery mechanisms are competitive in the current market. Nonetheless, there can be no assurance that the Company's offerings will be marketed successfully, or once successful, will continue to be marketed successfully. Moreover, there can be no assurance that the Company's solutions will be able to compete on a technological or cost basis with other solutions which may become available in the future. Entities may develop platforms that are competitive with or superior to the Company's solutions or which can be marketed more effectively.

DEPENDENCE ON KEY PERSONNEL

The future success or failure of the Company is dependent in the near term upon the efforts of Dr. Hinojosa, Co-founder, Chairman and President. Upon completion of this Offering, the Company intends to obtain an insurance policy covering Dr. Hinojosa's life in the aggregate amount of $2,000,000 with the Company as sole beneficiary, which in the event of his death could be used to obtain a replacement. If for any reason other than death Dr. Hinojosa's services became unavailable to the Company, the Company's future operations could be materially and adversely affected. See "Management." Management has developed employment contracts to guarantee the employment of key personnel over a prescribed period of time. Additionally, these contracts specifically describe the individual's principal employment objectives, time frame for accomplishment and outline their incentive compensation opportunities.

IF WE DO NOT ADAPT TO RAPID TECHNOLOGICAL CHANGE, OUR BUSINESS MAY FAIL.

Our success depends on our ability to develop new and enhanced services, and related products that meet changing customer needs. The market for our services, however, is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. To remain successful, we must respond to new developments in hardware and semiconductor technology, operating systems, programming technology and computer capabilities. In many instances, new and enhanced services, products and technologies are in the emerging stages of development and marketing, and are subject to the risks inherent in the development and marketing of new software, services and products. We may not successfully identify new service opportunities, and develop and bring new and enhanced services and related products to market in a timely manner. Even if we do bring such services, products or technologies to market, they may not become commercially successful. Additionally, services, products or technologies developed by others may render our services and related products noncompetitive or obsolete. If we are unable, for technological or other reasons, to develop and introduce new services and products in a timely manner in response to changing market conditions or customer requirements, our business may fail

If OUR SOFTWARE FAILS, AND WE NEED TO REPAIR OR REPLACE IT, OUR COSTS COULD INCREASE.

Our stored value card platform could contain errors or "bugs" that could adversely affect the performance of services. Despite the existence of various security precautions, our computer infrastructure may also be vulnerable to viruses or similar disruptive problems caused by our customers or third parties gaining access to our processing system. If our software fails, and we need to replace or repair it, our services could be delayed and our costs could increase.

OUR BUSINESS STRATEGY INCLUDES IDENTIFYING NEW BUSINESSES TO ACQUIRE, AND IF WE CANNOT INTEGRATE ACQUISITIONS INTO OUR COMPANY SUCCESSFULLY, WE MAY NOT REACH THE GOALS ESTABLISHED

Our success partially depends upon our ability to identify and acquire undervalued businesses within our industry. Although we believe that there are companies available for potential acquisition that are undervalued and might offer attractive business opportunities, we may not be able to make any acquisitions, and if we do make acquisitions, they may not be profitable. As a result, our business may not grow and we may not achieve or sustain desired profitability.

IF WE DO NOT MANAGE OUR GROWTH, WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

We may experience a period of rapid growth that could place a significant strain on our resources. In order to manage our growth successfully, we will have to continue to improve our operational, management and financial systems and expand our work force. A significant increase in our customer base, as anticipated, necessitates the hiring of a significant number of additional personnel, qualified candidates for which, at the time needed, may be in short supply. In addition, the expansion and adaptation of our computer and administrative infrastructure will require substantial operational, management and financial resources. Although we believe that our current infrastructure is adequate to meet the needs of our customers in the foreseeable future, we may not be able to expand and adapt our infrastructure to meet additional demand on a timely basis, at a commercially reasonable cost, or at all. If our management is unable to manage growth effectively, hire needed personnel, expand and adapt our computer infrastructure and improve our operational, management, and financial systems and controls, we may not attain or sustain profitability.

IF WE DO NOT MANAGE OUR CREDIT RISKS RELATED TO OUR REMITTANCE TRANSACTIONS AND OUR MERCHANT ACCOUNTS, WE MAY INCUR SIGNIFICANT LOSSES.

We shall rely in part on the Federal Reserve's ACH system for electronic fund transfers. We shall rely on different networks for the settlement of payments through our stored value card platform. We shall rely on our remittance agents to collect and deposit funds collected. And we shall rely on different networks for the settlement of remittance payments through our stored value card platform on behalf of our merchant customers. In our use of these established payment clearance systems, we generally, in the last analysis. bear the credit risks arising from stop payment orders, closed accounts, unauthorized use, disputes, customer charge backs, theft or fraud. Moreover, we assume the credit risk of merchant or remittance agent dispute, fraud, insolvency or bankruptcy in the event we attempt to recover funds related to such transactions from our remittance agents, merchants and customers. We utilize a number of systems and procedures to manage and limit credit risks, but if these actions are not successful in managing such risks, we may incur significant losses.

THE ELECTRONIC COMMERCE MARKET IS RELATIVELY NEW AND IF IT DOES NOT GROW, WE MAY NOT BE ABLE TO SELL SUFFICIENT SERVICES TO MAKE OUR BUSINESS VIABLE.

The electronic commerce market is a relatively new and growing service industry. If the electronic commerce market fails to grow or grows slower than anticipated, or if we, despite an investment of significant resources, are unable to adapt to meet changing customer requirements or technological changes in this emerging market, or if our services and related products do not maintain a proportionate degree of acceptance in this growing market, our business may not grow and could even fail. Additionally, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general, and our customer base and revenues, in particular. Similar to the emergence of the credit card and automatic teller machine, or ATM, industries, we and other organizations serving the electronic commerce market must educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions.

CHANGES IN REGULATION OF ELECTRONIC COMMERCE AND RELATED FINANCIAL SERVICES INDUSTRIES COULD INCREASE OUR COSTS AND LIMIT OUR BUSINESS OPPORTUNITIES.

We believe that we are not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede our ability to do business in the regulator's jurisdiction. We may be subject to various licensing laws and regulations relating to remittance transactions in certain States of the United States, and to the extent we do not obtain such licenses directly or via partnerships or acquisitions or affiliations with banking institutions, our ability to conduct remittance transactions would be impeded in those States. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on our business and industry

ADDITIONAL FINANCING IS REQUIRED

The conduct of the Company's business requires availability of additional funds. The Company may encounter difficulty in obtaining these funds. Moreover, even if financing were to become available, there is no assurance that it would be upon terms acceptable to the Company or favorable to its existing shareholders.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

General. The Officers and Directors of the Company are accountable to the Company as fiduciaries and such Officers and Directors are required to exercise good faith and integrity in managing the Company's affairs and policies. Each investor or his or her duly authorized representative may inspect the books and records of the Company at any time during normal business hours. An investor may be able to bring a class action or on behalf of himself or herself and all other similarly situated investors who have suffered losses in connection with the purchase of the Common Stock due to a breach of fiduciary duty by an Officer or Director of the Company in connection with such sale or purchase, including the misapplication by any such Officer or Director of the proceeds from the sale of these securities, and may be able to recover such losses from the Company.

Indemnification. Indemnification may be permitted by a company to directors, officers or controlling persons pursuant to the General Corporation Law of the State of Nevada and the Company's By-laws. Indemnification may include expenses, such as attorney's fees, and, in certain circumstances, judgments, fines and settlement amounts actually paid or incurred in connection with actual or threatened actions, suits or proceedings involving such person and arising from his or her relationship with the Company except in certain circumstances where a person is adjudged to be guilty of gross negligence or willful misconduct unless a court determines that such indemnification is fair and reasonable under the circumstances.

RESULTS OF OPERATIONS


         Revenue


                     PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

                  Not Applicable.

Item 2.  Changes in Securities.
         ---------------------

                  Not Applicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

                  Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                  Not Applicable.

Item 5.  Other Information.
         -----------------

                  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a) Exhibits


         (b) Reports on Form 8-K.filed on October 21, 2004 and October 22, 2004

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.

                                           NO BORDERS, INC.


                                           /s/ Robert M. Rosenfeld
November 22, 2004                          ----------------------------
                                           Robert M. Rosenfeld
                                           Chief Executive Officer


                                           /s/ Carlos Melcer
November 22, 2004                          -----------------------------
                                           Carlos Melcer
                                           CFO