Form 10KSB
period 2004-12-31
No Borders, Inc.
filed 2005-04-18
CIK 1091418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED December 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO
                               ----------     ----------

COMMISSION FILE NUMBER

                                NO BORDERS, INC.
             (Exact name of registrant as specified in its charter)

            Nevada                                              88-0429812
(State of other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                          Identification Number)

            100 MARKET STREET VENICE CA 90291   310-4503257
            -----------------------------------------------
   (Registrant's address and telephone number of principal executive offices and principal place of business)


Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title 50,485,894 Shares Outstanding as of March 18, 2005

Common Stock, par value $.001

As of April 15 2005, the aggregate market value of the voting stock held by non-affiliates of the Companu, based on the closing price on that date, was approximately $480,000.

                                 NO BORDERS INC
                                   FORM 10-KSB
                      FOR THE YEAR ENDED DECEMBER 31, 2004

Table of Contents

PART I
Item 1.  BUSINESS

Item 2  LEGAL PROCEEDINGS                                                   8

PART II   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS                                                         8

Item 3  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           10

Item 4  FINANCIAL STATEMENTS                                               14


PART III

Item 5  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                 15

Item 6  EXECUTIVE COMPENSATION                                             17

Item 7  SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT                                           17

Item 8  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     17

Item 9  EXHIBITS AND REPORTS ON FORM 8-K                                   18

Item 10 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES                   18

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

ITEM  1:  BUSINESS

GENERAL

History

No Borders,Inc. (.the "Company"), a Nevada corporation incorporated on May 28, 1999, as Finders Keepers, Inc. ("Finders Keepers"). In December 2001, The Bauer Partnership, Inc., a Delaware corporation ("Bauer Delaware") entered into a reverse merger with Finders Keepers whereby Finders Keepers issued 31,030,800 shares of its common stock for 100% of the issued and outstanding shares of Bauer Delaware. Bauer Delaware became a wholly-owned subsidiary of Finders Keepers which changed its name to The Bauer Partnership, Inc. The Company changed its name to Harbour Front Holdings, Inc. in January 2003. On December 4, 2003, the Company acquired 89.3% of the issued and outstanding shares of Eagle Corp. in exchange for 23,500,000 shares of the Company's common stock and on January 27, 2003 Harbour Front Holdings, Inc. changed its name to American Eagle Manufacturing company. Following that acquisition the Company had 27,290,399 shares of its common stock outstanding. On August 9, 2004 the Company's majority shareholders sold 72.5% of the outstanding common stock of the Company to Bad Toys, Inc. ("Bad Toys") and a change in control occurred. Bad Toys maintains its headquarters in Kingsport, Tennessee and is the successor to a motorcycle business, which was founded by one of its major shareholders, Larry N. Lunan. Subsequent to the sale of the Company's stock to Bad Toys (1) senior management of Bad Toys took control of the former Board of Directors of the Company, and
(2) on August 17, 2004 the Company performed a 1 for 10 reverse stock split of the common stock of the Company which included a corresponding 1:10 reverse split of Company's authorized shares of common stock, and (3) On October 22, 2004, the Company sold all of its assets to Bad Toys Holdings, Inc., a Nevada corporation (the "Buyer"). As consideration and payment for the assets, the Company was to receive 1,818,182 shares of the Buyer's restricted common stock and the Company agreed to distribute the Shares pro rata to its shareholders of record as of September 15, 2004. Bad Toys Holdings assumed all liabilities and obligations of the Company as of the date of the asset purchase, including any and all additional consideration, and agreed to indemnify and hold Company and the shareholders of relieving Company .

Reverse Merger Of No Borders

A Share Exchange Agreement between the Company and Intercommunity Financing Corp, dated October 21, 2004 (the "Share Exchange Agreement") was concluded, and deemed effective as of September 30, 2004, wherein the Company agreed to issue 40,000,000 shares of its restricted common stock to the shareholders of Intercommunity Financing Corp in exchangefor one hundred percent of the issued and outstanding common stock of Inercommunity Financing Corp. On October 21, 2004 the Company changed its name to No Borders, Inc. Following the completion of the share exchange agreement, Bad Toys Holdings, Inc. Owned approximately 2,800,000 of the 3,600,000 issued and outstanding shares of the Company's common stock

Description of the Business:

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

In general, No Borders is a vertically integrated company with the mission of becoming the lowest cost provider of electronic payment mediums to the vast unbanked, uninsured and unconnected Latin American, Asian, Indian and Caribbean immigrant population in the U.S and the families they left back home. No Borders' stored-value and debit card platform, together with its unique business models, should enable the Company to provide significantly lower-cost remittance and prepaid telephony services, as compared to its competitors, to this vast and growing market. US remittances to Latin America are estimated to reach over $45 Billion this year and over $150 Billion worldwide, while estimated household expenditures by Latin American immigrants in the US are estimated to exceed $450 Billion this year. The Company intends leverage these remittance business and customer relationships to offer stored-value cards, debit cards and payroll cards, as well as VoIP telephony and direct bill payment services, while teaming with intended alliance partners to offer a panoply of additional products and services, at a lower cost than now available to this market, through its stored value and debit card platform, including life insurance, health insurance (Mexican residents), discount health programs and low-cost mortgage, business and personal loans. The Company is aggressively pursuing additional alliances to add to its product and service offerings.

The No Borders recent creation of No Borders Processing LLC, a card processing company which is 60% owned by No Borders, should facilitate the Company's ability to reduce transaction fees applicable to usage of its stored value and debit cards since those fees would otherwise be payable to third parties and at retail rates. The processing operations also should provide the Company with an ancillary and very significant source of revenue as it intends to offer its processing services to other card providers.

To facilitate distribution of its intended products and services, No Borders intends to affiliate with existing remittance merchants and has entered into one agreement to acquire an existing remittance company and intends to pursue the acquisition of a limited number of mid-sized remittance companies with their own affiliated merchant networks. Agreements with credit unions in the U.S., Mexico, El Salvador and Ecuador provide expanded presence for No Borders' customers to transfer and receive funds at even a lower cost. In addition, to further increase its market penetration opportunities, the Company has created One Border LLC, owned 50% by No Borders, for the purpose of concluding agreements with existing prepaid phone card distributors to purchase and distribute prepaid debit and stored value cards through existing prepaid phone card distribution networks.

The Target Market:

Remittances from the U.S. to Latin America will exceed $45 Billion in 2005 and $150 Billion worldwide. Household expenditures of Latin American immigrants residing in the U.S. exceed $450 Billion. Expenditures for telephony, U.S-Mexico will exceed $5 Billion in 2005 and for $9 Billion for telephony U.S-Latin Amerce.

No Borders' Products and Services

In addition to remittance services and low cost telephony, No Borders intends to offer services and products through its Platform, including:

    - Payroll Cards
    - Direct payment of bills by cardholders through the Platform;
    - Master and Visa debit cards issued by financial institutions within and outside the US
    - Low cost financial services and commercial products offered by No Borders alliance partners and accessed through the No Borders cards and Platform, such as life insurance, airline tickets, health insurance outside of the US and discount medical programs in the US, mortgages, small business loans and product purchase financing.
    - Videoconferencing at merchant sites
    - Card Processing Services through 60% owned subsidiary

Distribution Channels

No Borders' products and services will be distributed through the following channels:

    -    Affiliations with existing remittance merchants with loyal customers
    - The acquisition of or affiliation with existing licensed remittance companies with affiliated networks of remittance merchants
    - Affiliations with credit unions and micro financial institutions and banking institutions (global)
    - Affiliations with hometown associations and other community groups comprised of immigrants from specific areas outside of the US and issuing Affinity Cards for distribution of the constituents of these associations and groups;
    - Agreements to distribute prepaid stored value and debit cards through current distributors of pre-paid telephone cards to retail outlets (global)
    - Agreements with Employers to distribute provide payroll cards to their employees (global);

Sources of Revenue:

    1. Remittance transactions through existing merchants affiliating with No Borders
    2. Remittance transactions through merchants affiliated with licensed remittance companies either acquired by No Borders or which are obtain licenses to deploy the No Borders Platform.
    3. Remittance transactions by holders of stored value cards distributed via prepaid phone card distributors and through other licensees of the No Borders' Platform;
    4.   VoIP telephone minutes sold
    5. Other telephone minutes sold via prepaid phone cards integrated with stored value and debit cards;
    6. Processing fees paid for each transaction attributed to prepaid debit cards and stored value cards managed through the No Borders' Platform;
    7. Processing fees paid for each transaction involving all other debit cards issued by banks using the No Borders processing division
    8. Fees derived from the sale of all other services and products via the stored value and debit cards managed through the No Borders' Platform;
    9. Transaction fees (in addition to processing fees) relating to use of prepaid debit cards distributed at No Borders merchant sites and at retail outlets via distribution agreements with prepaid phone card distributors;
    10.  The distribution and use of payroll cards;
    11.  Sponsorship and endorsement fees;

ITEM 2. LEGAL PROCEEDINGS: These legal proceedings were described in prior filings by American Eagle Motorcycle Company prior to the reverse merger of No Borders. Pursuant to the provisions of the Exchange Agreement, Badtoys Holdings Inc has agreed to assume all of these potential liabilities and claims which had been asserted against subsidiary or subsidiaries of American Eagle Manufacturing Company, such subsidiary having been purchased by Badtoys Holdings immediately following the reverse merger of Intercommunity Financing Corp, d/b/a No Borders into Company. In addition, Badtoys Holdings agreed to indemnify and hold Company harmless from and against any of such claims. The proceedings: Gregory Spak vs. American Eagle Motorcycles filed February 27, 2003, Case No. GIN 027138 in the Superior Court of North San Diego County. The Court denied the claim finding for American Eagle.

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



-------------------------------------------------------------------------------


Part II MARKET FOR COMPANY'S EQUITY AND RELATED
STOCKHOLDER MATTERS


ITEM 3. MANAGEMENT DISCUSSION AND ANALYSIS

Revenues

For the year ended December 31, 2004, the Company had $0 in revenues. For the period from January 2003 through December 31, 2003, Intercommunity Financing Corp., d/b/a No Borders ("IFC") the entity acquired by Company through the reverse merger into American Eagle Manufacturing Company,had no revenue

Costs and Expenses.

All references to the period January 1, 2003 through December 31, 2003, or reference to The period ending December 31, 2003 relate to results for Intercommunity Financing Corp., d/b/a No Borders, the entity acquired by Company through the reverse merger into American Eagle Manufacturing Company. For the year ended December 31, 2004, the Company's costs and expenses were $3,465,045 as compared to $337,660 for the period January 1, 2003 through December 31, 2003. Of those costs and expenses for 2004, $1,259,715 was based on shares issued for services

Loss from Operations

The Company had a loss from operations of $3,465,045 for the year ended December 31, 2004, as compared to a loss from operations of $337.660 for the period From January 1, 2003 through December 31, 2003.

Net Loss Per Share

The Company had a net loss per share of $.08 for the year ended December 31, 2004.

Liquidity and Capital Resources

During 2004, the Company raised $2,038,000 from the issuance of 12,250,000 shares of stock pursuant to conversions of loans. In December 2004, the Company borrowed $200,000 which was secured by shares of stock issued previously to Robert M Rosenfeld.

For the year ended December 31, 2004 the Company produced $0 in revenues. As a result, the Company will require additional working capital to rollout its business operations until the Company achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirement. The Company estimates that it requires a minimum of $3,000,000 during the next six months in order to cover its projected costs of operations and development during that same period. Management believes that these sums will be obtained by generating revenue, commencing in the second quarter of 2005, and by the sale of securities via a private placement or placements. The Company estimates that it will generate revenue from its operations in excess of $1,000,000 by the end of the second quarter of 2005 and will reach break-even by the end of the fourth quarter, 2005. The estimated $3,000,000 in capital requirements is comprised approximately $200,000 in development costs, $700,000 in the purchase of computers and POS devices for remittance merchants assuming the conversion of the projected 1050 remittance merchants during the next 12 months, general overhead and administration expenses, inclusive of the overhead related to its processing operations.


As of December 31, 2004, the Company's assets equalled $120,489 as compared to $94,229 as of December 31,2003.

RISK  FACTORS.

SECURING REMITTANCE AGENTS

The Company's performance depends upon its ability to secure remittance agents and convert them to use the NB SVC platform There is no assurance that the Company can secure the volume of agents so as to create a viable network of customers and cardholders.

WORKING CAPITAL REQUIREMENTS

The successful operation of the Company depends to a substantial extent on the Company's ability to finance is initial operations so as to secure a base of agents and customers. The Company has done extensive research and exploration relating to the market but there can be no assurance that the revenues generated by the initial intended activities will meet the requirements of Company's minimum " requirements.


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

DEPENDENCE ON KEY PERSONNEL

The future success or failure of the Company is dependent in the near term upon the efforts of Dr. Hinojosa, Co-founder and Chairman and President. The Company intends to obtain an insurance policy covering Dr.
Hinojosa's life in the aggregate amount of $2,000,000 with the Company as sole beneficiary, which in the event of his death could be used to obtain a replacement. The Company has not secured such life insurance policy.
 If for any reason other than death Dr. Hinojosa's services became unavailable to the Company, the Company's future operations could be materially and adversely affected. See "Management." Management has developed employment contracts to guarantee the employment of key personnel over a prescribed period of time. Additionally, these contracts specifically describe the individual's principal employment objectives, time frame for accomplishment and outline their incentive compensation opportunities.

IF THE COMPANY DOES NOT ADAPT TO RAPID TECHNOLOGICAL CHANGE, THE BUSINESS MAY FAIL.

NO Borders success depends on its ability to develop new and enhanced services, and related products that meet changing customer needs. The market however, is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. To remain successful, No Borders must respond to new developments in hardware and semiconductor technology, operating systems, programming technology and computer capabilities. In many instances, new and enhanced services, products and technologies are in the emerging stages of development and marketing, and are subject to the risks inherent in the development and marketing of new software, services and products. The Company may not successfully identify new service opportunities, and develop and bring new and enhanced services and related products to market in a timely manner.

If THE COMPANY'S SOFTWARE FAILS, AND IT NEEDS TO REPAIR OR REPLACE IT, COSTS COULD INCREASE.

No Bordes stored value card platform could contain errors or "bugs" that could adversely affect the performance of services. Despite the existence of various security precautions, the computer infrastructure may also be vulnerable to viruses or similar disruptive problems caused by the Company's customers or third parties gaining access to the No Borders processing system. If the software fails, and thus the Company needs to replace or repair it, No Borders services could be delayed and costs could increase.


IF THE COMPANY DOES NOT MANAGE ITS GROWTH, IT MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

No Borders may experience a period of rapid growth that could place a significant strain on resources. In order to manage growth successfully, No Borders will have to continue to improve the Company's operational, management and financial systems and expand its work force. A significant increase in No Borders customer base, as anticipated, necessitates the hiring of a significant number of additional personnel, qualified candidates for which, at the time needed, may be in short supply. In addition, the expansion and adaptation of the Company's computer and administrative infrastructure will require substantial operational, management and financial resources. Although No Borders believes that its current infrastructure is adequate to meet the needs of increased customers and customer demand in the foreseeable future, the Company may not be able to expand and adapt its personnel requirements and its infrastructure to meet additional demand on a timely basis, at a commercially reasonable cost, or at all. If management is unable to manage growth effectively, hire needed personnel, and improve its operational and management, and financial systems and controls, the Company may not attain or sustain profitability.

IF NO BORDERS DOES NOT MANAGE ITS CREDIT RISKS RELATED TO ITS REMITTANCE TRANSACTIONS AND MERCHANT ACCOUNTS, IT MAY INCUR SIGNIFICANT LOSSES.

No Borders shall rely in part on the Federal Reserve's ACH system for electronic fund transfers. The Company shall rely on different networks for the settlement of payments through our stored value card platform. No Borders shall also rely on its affiliated remittance merchants to collect and deposit funds collected. And the Company shall rely on different networks for the settlement of remittance payments through the No Borders stored value card platform on behalf of merchant customers. In the use of these established paymentclearance systems, we generally, in the last analysis. bear the credit risks arising from stop payment orders, closed accounts, unauthorized use, disputes, customer charge backs, theft or fraud. Moreover, No Borders assumes the credit risk of merchant or remittance agent dispute, fraud, insolvency or bankruptcy in the event we attempt to recover funds related to such transactions from our remittance agents, merchants and customers. No Borders utilizes a number of systems and procedures to manage and limit credit risks, but if these actions are not successful in managing such risks, the Company may incur significant losses.

THE ELECTRONIC COMMERCE MARKET IS RELATIVELY NEW AND IF IT DOES NOT GROW, WE MAY NOT BE ABLE TO SELL SUFFICIENT SERVICES TO MAKE OUR BUSINESS VIABLE.

The electronic commerce market is a relatively new and growing service industry. If the electronic commerce market fails to grow or grows slower than anticipated, or if the Company, despite an investment of significant resources,is unable to adapt to meet changing customer requirements or technological changes in this emerging market, or if the Company's services and related products do not maintain a proportionate degree of acceptance in this growing market, No Borders business may not grow and could even fail. Additionally, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general, and the No Borders intended customer base and revenues, in particular. Similar to the emergence of the credit card and automatic teller machine, or ATM, industries, No Borders and other organizations serving the electronic commerce market must educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions.

CHANGES IN REGULATION OF ELECTRONIC COMMERCE AND RELATED FINANCIAL SERVICES INDUSTRIES COULD INCREASE OUR COSTS AND LIMIT OUR BUSINESS OPPORTUNITIES.

No Borders believes that it is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede the Company's ability to do business in the regulator's jurisdiction. The Company is subject to various licensing laws and regulations relating to remittance transactions in certain States of the United States, and to the extent the Company does not obtain such licenses directly or via partnerships or acquisitions or affiliations with licensed remittance companies or banking institutions, the Company's ability to conduct remittance transactions would be impeded in those States. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on the Company's business and industry

ADDITIONAL FINANCING IS REQUIRED

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

Product Research and Development:

During the next 12 months the Company intends to scale its stored value and debit card platform to include servicing and interfacing to facilitate the mass marketing of pre-paid cards at retail outlets, to interface with partnership affinity cards, to interface with vendors of services and products and to interface with merchant accounts. It is anticipated that this development will cost $200,000..

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

The Company intends to file for a process patent protection relating to its stored value/debit card and treasury management platform by .

RESEARCH & DEVELOPMENT:.

The Company expended $420,000 in developing its stored value/debit card and treasury management platform during the twleve month period ending September 30, 2004. During the next 12 months the Company intends to scale its stored value and debit card platform to include servicing and interfacing to facilitate the mass marketing of pre-paid cards at retail outlets, to interface with partnership affinity cards, to interface with vendors of services and products and to interface with merchant accounts. It is anticipated that this development will cost $600,000.

EMPLOYEES.

The company currently (as of April 1, 2005) has 15 employees and consultants. Company's CEO, and President have not received any salaries. delete sentence here $725,000. During the second quarter of 2005, the Company intends to convert prior consulting agreements to employment agreements with management personnel, including the President, the Acting CEO and Executive Vice President, the General Manager and Executive Vice President of Corporate Strategy, the VP of Sales, the VP of Business and the Company intends to engage a CEO to replace the Acting CEO, a Chief Financial Officer, a Controller and a VP of Marketing, as well operational, sales and marketing staff personnel.


DESCRIPTION OF PROPERTY

Company owns no real properties and has leased premises at a total cost of $4,500 per month. In December, Company moved into its offices in Venice California, with space rented approximately 4,500 square feet at a cost of $10,800 per month commencing in February, 2005.

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

ITEM  4:  FINANCIAL  STATEMENTS


                        NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                         (A Development Stage Company)


--------------------------------------------------------------------------------

Pollard-Kelley Auditing Services, Inc..........................................
Auditing Services                              3250 West Market St, Suite 307,
                                               Fairlawn, OH 44333 330-864-2265



             Report of Independent Registered Public Accounting Firm


Board of Directors
Intercommunity Financing Corp. dba No Borders
(A Development Stage Company)

We have audited the accompanying balance sheets of Intercommunity Financing Corp. dba No Borders (A Development Stage Company) as of December 31, 2004 and 2003, and the related statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting standards.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard-Kelley Auditing Services, Inc.

Fairlawn, Ohio
April 12, 2005

--------------------------------------------------------------------------------

                        NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                         (A Development Stage Company)

                                 BALANCE SHEETS
                           December 31, 2004 and 2003


                                     ASSETS

                                                    2004             2003
                                                 ------------    ------------
CURRENT ASSETS
        Cash                                      $         -     $     48,540

             TOTAL CURRENT ASSETS                           -           48,540
                                                 ------------    ------------

FIXED ASSETS
        Computers                                      35,197           10,039
        Leasehold improvements                         4,200               -
                                                       39,397           10,039
        Less accumulated depreciation                  (8,708)              -
                                                       30,689           10,039
                                                 ------------    ------------
OTHER ASSETS
        Software development costs                          -           35,650
        Deposits                                       64,800                -
        License                                        25,000                -
                                                       89,800           35,650
                                                 ------------    ------------

                                                 $    120,489    $      94,229
                                                 ===========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     2004             2003
                                                 ------------    ------------
   CURRENT LIABILITIES
          Bank overdrafts                        $     17,205    $           -
          Notes payable                               200,000          380,000
          Accounts payable                             17,276            5,870
          Accrued interest                                  -            3,030
          Stockholder loans                                 -           32,989

   TOTAL CURRENT LIABILITIES                          234,481          421,889
                                                 ------------    ------------

   STOCKHOLDERS' EQUITY
          Common stock, 200,000,000 and 2,000 shares
            audthorized, $.001 par value and No par value,
             and 48,886,686 and 525 shares outstanding
             at December 31, 2004 and 2003             48,887           10,000
          Additional contributed capital            3,639,826                -
          Retained deficit accumulated during
            development stage                      (3,802,705)        (337,660)

                                                     (113,992)        (327,660)
                                                 ============    ============
                                                 $    120,489    $      94,229







                See accompanying notes and accountant's report.

                        NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                         (A Development Stage Company)

                       STATEMENT OF SHAREHOLDERS' EQUITY
          From October 25, 2002 (Inception) through December 31. 2004


                                                                                                RETAINED DEFICIT
                                                                                                   ACCUMULATED
                                                                                 ADDITIONAL         DURING
                                                 COMMON STOCK                    CONTRIBUTED      DEVELOPMENT
                                                     SHARES        AMOUNT         CAPITAL           STAGE             TOTAL
                                                 -----------     ----------    -------------     -------------     ------------
October 25, 2002
        Initial shares issued                           525       $      -     $         -       $           -     $          -
        Net loss                                          -              -               -                   -                -
December 31, 2002                                       525              -               -                   -               -
        Capital contributed                               -         10,000               -                   -           10,000
        Net loss                                          -              -               -            (337,660)        (337,660)
December 31, 2003                                       525         10,000               -            (337,660)        (327,660)
        Notes payable converted to stock and
          Shares sold                                   475      2,418,998               -                   -        2,418,998
        Merger with American Eagle Corporation       (1,000)    (2,428,998)         10,000                   -       (2,418,998)
                                                 44,871,686         44,872       2,374,126                   -        2,418,998
        Shares for services                       4,015,000          4,015       1,255,700                   -        1,259,715
        Net loss                                          -              -               -          (3,465,045)      (3,465,045)
December 31, 2004                                 8,886,686      $  48,887     $ 3,639,826       $  (3,802,705)    $   (113,992)





                See accompanying notes and accountant's report.

                        NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                         (A Development Stage Company)

                              STATEMENT OF INCOME
  For the years ended December 31, 2004 and 2003, and for the period beginning
             October 25, 2002, (Inception) through December 31, 2004


                                                                     SINCE
                                         2004           2003        INCEPTION
                                     ------------   ------------  -------------
REVENUES                             $          -   $         -   $          -

EXPENSES
        Marketing and sales                12,462             -         12,462
        General and administrative      3,452,583       337,660      3,790,243
                                        3,465,045       337,660      3,790,243

OPERATING LOSS                         (3,465,045)     (337,660)    (3,790,243)

TAX PROVISIONS                                  -             -              -


NET LOSS                             $ (3,465,045)  $  (337,660)  $ (3,790,243)

Loss per shares                            ($0.08)

Average shares outstanding             45,249,436




                See accompanying notes and accountant's report.

                        NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS
  For the years ended December 31, 2004 and 2003, and for the period beginning
            October 25, 2002, (Inception) through December 31, 2004

                                                                                                         SINCE
                                                                     2004               2003           INCEPTION
                                                                 ------------        -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                  $ (3,465,045)       $  (337,660)     $ (337,660)
        Adjustments to reconcile net earnings to net
          cash provided (used) by operating activities
            Depreciation                                                8,708
            Shares issued for services                              1,259,715
            Write off of software development costs                    35,650
          Changes in Current assets and liabilities:
            Increase in Accounts payable                               11,406              5,870           5,870
            Increase in Accrued interest                               (3,030)             3,030           3,030

        NET CASH USED BY
          OPERATING ACTIVITIES                                     (2,152,596)          (328,760)       (328,760)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Fixed assets                                      (29,358)           (10,039)        (10,039)
        Increase in Deposits                                          (64,800)
        Purchase of License                                           (25,000)
        Purchase of Software development costs                              -            (35,650)        (35,650)

        NET CASH USED BY
          INVESTING ACTIVITIES                                       (119,158)           (45,689)        (45,689)

CASH FLOWS FROM FINANCING ACTIVITIES
        Shareholder loan borrowings                                         -            152,418         152,418
        Shareholder loan payments                                     (32,989)          (119,429)       (119,429)
        Proceeds from Notes payable                                   200,000            380,000         380,000
        Proceeds from Stock sales                                   2,038,998
        Capital contributed                                                 -             10,000          10,000

        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                      2,206,009            422,989         422,989

NET INCREASE IN CASH                                                  (65,745)            48,540          48,540

CASH AT BEGINNING OF PERIOD                                                 -                  -               -

CASH AT END OF PERIOD                                            $    (65,745)       $    48,540      $   48,540





                See accompanying notes and accountant's report.

NO BORDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

December 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

The Company was incorporated on October 25, 2002 as Intercommunity Financing Corp. in California. Beginning in 2003 the Company adopted the dba of No Borders. On October 21, 2004 a Share Exchange Agreement was entered into between the American Eagle Manufacturing Company and Intercommunity Financing Corp dba No Borders, Inc. The agreement was deemed effective as of September 30, 2004, wherein American Eagle Manufacturing Company agreed to issue 40,000,000 shares of its restricted common stock to the shareholders of the Company in exchange for one hundred percent of the issued and outstanding common stock of the Company. On October 21, 2004 the American Eagle Manufacturing Company changed its name to No Borders, Inc.

Description of Business

The Company is presently focused on the delivery of significantly lower cost remittance transfers and long distance telephony services through a unified Stored Value Card platform issued through a network of affiliated agents to individual card-holders in both underserved U.S. migrant-receiving as well as non-U.S. rural migrant-sending communities that need to stay connected.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Cash paid during the years for:
                                                     2004
         Interest                                    $    -0-
         Income taxes                                $    -0-

Fixed Assets

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation is computed on the straight line basis over their estimated useful life of 3 years for computers and 39 years for leasehold improvements..

NO BORDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

December 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Software Development Costs

The Company has expended $35,650 in software development costs through December 31, 2003 for internal use software. The software being developed is to facilitate the unified Stored Value Card platform. The software is entirely proprietary. The Company expended an additional $403,241 in development cost in 2004. In April 2004 the management reviewed the software development to date and determined while some of the code will be salvaged the project has been abandoned as written. Accordingly all software development cost were expensed in 2004.

Licenses

On February 27, 2004, the Company entered into a License agreement to use "Balance" Mural Images for a five year period and the right to renew for an additional five years with notification and payment of an additional fee. This agreement will be amortized over five years using the straight line basis. The balance at December 31, 2004 was $25,000.

Income taxes

The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting. At December 31, 2004 the Company had a net operating loss carry forward of approximately $1,400,000.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NO BORDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

December 31, 2004

Development Stage
The Company is classified as a development stage entity since it devotes most of its activities to establishing business and its principal activities have not yet commenced.

NOTE 2 - NOTES PAYABLE

During 2003 the Company entered into a series of Notes payable with individuals. The notes are due December 28, 2004, and bear interest at 5% per annum. The Notes' have conversion rights to shares of the Company's common stock. The Notes' co-makers are the two shareholders of the Company. The holders of these notes converted them to common stock in October 2004.

In December 2004, the Company borrowed $200,000 from three individuals. The individuals were given 500,000 shares of Common stock valued at $.13 per share or $65,000 as an inducement to enter this transaction. The note was for 60 days at 12% interest. In addition a major shareholder of the Company pledged 2,000,000 shares of his stock as additional security for the loan. The loan was not paid by the Company when due and the underlying lender, a bank, ceased the collateral in satisfaction of the loan. The balance outstanding at December 13, 2004 on this loan was $200,000.

NOTE 3- COMMITMENTS

On December 8, 2003, the Company entered into a consulting agreement with a third party to provide advice and to consult concerning prepaid-bank card programs, international remittance programs, banking products and services. The contract is for 6 months and fixes the hourly and daily rates the Company is to be charged for these services. The contract was not renewed.

On December 15, 2004, the Company entered into a lease for office space for 3 years. The lease is for $10,800 a month and requires a $64,800 deposit.

Future minimum annual payments under the above agreement are:

2005     $129,600
2006     $129,600
2007     $118,800
2008     $     -0-

NO BORDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

December 31, 2004

NOTE 4 - GOING CONCERN

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

NOTE 5 - CONTINGENCIES

On October 22, 2004, the Company as American Eagle Manufacturing Company, sold substantially all of its assets related to its custom motorcycle manufacturing business to its former parent company, Bad Toys Holdings, Inc. As consideration and payment for the assets, the Company, No Borders, Inc. received 1,818,182 shares of the Bad Toys Holdings, Inc. restricted common stock and the Bad Toys Holdings, Inc. assumed all liabilities and obligations of the American Eagle Manufacturing Company outstanding on the date of purchase.

No Borders, Inc. remains primarily liable on these obligations until paid by Bad Toys Holding, Inc.

PART III.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 5. Directors  and  Officers.

Name                  Age          Position  Held
Raul Hinojosa-Ojeda    48          Chairman, President
Robert M Rosenfeld     63          Vice Chairman, Acting CEO and
                                   Executive Vice President
Ruben Sanchez          50          General Manager and General Counsel
                                   Executive Vice President of Corporate
                                   Strategy
Guillermo Rodriguez    35          Vice President, SalesJorge Hinojosa
                                   Vice President, Business Development
Paule Cruz Takash      45          Director
-----                  ---         --------------

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


ITEM 6. EXECUTIVE COMPENSATION

The following table is a summary of annual compensation paid to the Company's executives during the two fiscal years ended December 31, 2003 and December 31, 2004.

Name and Principal                                             Other Annual
Position at 12/31/04     Year         Salary           Bonus    Allowance
-----------------------  ----  ---------------------  -------   ---------
Raul Hinojosa-Ojeda      2004            00
Robert M Rosenfeld       2004            00
Ruben Sanchez            2004          $10,000/mo
Guillermo Rodriguea      2004          $10,000/mo
Jorge Hinijosa           2004          $10,000/mo

Our directors are reimbursed for reasonable expenses incurred in connection with attendance at meetings of the Board and of Committees of the Board; however, they do not receive any additional compensation for their services as directors. Accordingly, it may be necessary for the Company to compensate newly appointed directors in order to attract a quality governance team. At this time the Company has not identified any specific individuals or candidates nor has it entered into any negotiations or activities in this regard.

ITEM 7. EMPLOYMENT  AGREEMENTS

None.

ITEM  8.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth, as of December 31, 2004, information regarding the beneficial ownership of shares of Common Stock by each person known by to own five percent or more of the outstanding shares of Common Stock, by each of the Company's Officers, by each of the Company's Directors, and by the Company's Officers and Directors as a group. On December 31, 2004 there were 45,711,686 shares issued and outstanding of record.

Name and Address of             Shares of             Percentage as of
Beneficial Owners               Common Stock          December 31, 2004
-----------------------------  -------------          -----------------
   RAUL HINOJOSA-OJEDA           13,300,000                  29%
   RM ROSENFELD                  10,325,000                  22.7
   Badtoys Holdings, Inc          3,034,000                  6.4%


ITEM  9..  CERTAIN  PARTIES  AND  RELATED  TRANSACTIONS.



ITEM  10.     EXHIBITS  AND  REPORTS  ON  FORM  8-K

Exhibit  No.              Description
3.1(1)                    Share Exchange Agreement *

*  Filed  herein

(1)  Previously  filed  with  Form  8-K  filed  on  November 1,  2004.


ITEM 11.  SUBSEQUENT EVENTS

The Company entered into an agreement to acquire ASI Cardservice, International, a licensed remittance company. The acquisition is subject to due diligence and has not yet closed. The closing is now scheduled for May, 2005.

The Company entered into an agreement in 2004 to acquire 100% of the outstanding stock of Cybacom Inc, a processing company. The Company determined in March 2005 that it would not close the transaction after conducting its due diligence.

The Company announced that it had received a subscription agreement from one investor relating to a private placement memorandum to raise $1,000,000 in return for the issuance of units consisting of convertible preferred stock. The investor agreed to complete the financing on or before February 28, 2005, but has not complied with the subscription agreement as of April 14, 2005.

The Company has formed No Borders Processing LLC, a carde processing company with itsoperations located in Florida; the Company owns 60% of the LLC which is operated by Croem Inc, an established card processing and development enity. No Borders Processing lLC is currently processing 40,000 stored value and related cards and will provide processing services for all of No Borders related cards and products.

The Company has formed One Border LLC, owning 50% of that entity, for the purpose of entering into certain agreements provided by Equity One, LLC involving the purchase and distribution of stored value cards by current prepaid phone card distributors. One Border LLC entered into an agreement with IPREPAY Inc, for IPEPAY to purchase stored value debit cards provided by One Border LLC and distribute those cards throughout IPREPAY's existing 250,000 retail outlet customer base. No Borders Processing LLC is to provide all processing services with respect to transactions involving cards sold through this operation.

The Company's Acting CEO advanced Company during the first quarter, 2005, $180,000 and secured a $100,000 loan provided to Company by pledging 500,000 shares of his shares of Company's restricted common stock; and 500,000 shares of Company common stock previously pledged to secure a $200,000 loan made to Company in December, 2004, were transferred to the Lender in February, 2005, since the funds loaned to Company were not repaid to the lender by Company. In April, 2005, an additional 750,000 shares of Company's stock in his name were provided to the lender to provide additional security to Lender's loan of $100,000. The Company has agreed to issue such number of shares to Mr Rosenfeld which shall equal those shares he has transferred to the lender and those shares he transfers, if any, to the lender in the event of Company's failure to pay the sums due, as well as issue shares which have a market value equal to the sums he advanced to the Company, such value based upon the market price of the stock on the date(s) such sums were advanced. In addition the President of Company advanced Company $125,000 during this same period and the Company has agreed to issue such shares of stock to Dr Hinojosa which have a market value equal to the sums advanced, such value based upon the market price of the stock on the date(s) such sums were advanced.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Los Angeles, State of California on April 15, 2004.



No Borders, Inc.


By:   /s/ Robert M Rosenfeld
     ----------------------------------
     Chief Executive Officer and Principal
     Financial Officer