Form 10QSB
period 2005-03-31
No Borders, Inc.
filed 2005-05-24
CIK 1091418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2005
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from_____________to ____________

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

                    100 Market Street Venice California 90291
                   --------------------------------------------
           (Address of principal executive offices including zip code)

                                  310-450-3257
                (Company's telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [x ]

As of March 31, 2005 there were 46,936,686 outstanding shares of the Company's Common Stock, $0.001 par value.

PART 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS AND NOTES


                                 NO BORDERS, INC
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                 MARCH 31, 2005
                                   (UNAUDITED)





                                 BALANCE SHEETS
                      March 31, 2005 and December 31, 2004

                                     ASSETS





                                                           March 31,
                                                     2004           2005
                                                  -----------    -----------
CURRENT ASSETS
        Cash                                      $        -     $    2,745

             TOTAL CURRENT ASSETS                          -              -
                                                  -----------    -----------
FIXED ASSETS
        Computers                                     35,197         35,197
        Leasehold improvements                         4,200          4,200
                                                      39,397         39,397
        Less accumulated depreciation                 (8,708)             -
                                                      30,689         30,689
                                                  -----------    -----------
OTHER ASSETS
        Software development costs                         -         65,500
        Deposits                                      64,800         64,800
        License                                       25,000         25,000
                                                      89,800        155,300

                                                     120,489     $ 185,989
                                                  ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                           March 31,
                                                     2004           2005
                                                  -----------    -----------
CURRENT LIABILITIES
       Bank overdrafts                            $   17,205     $        -
       Notes payable                                 200,000        250,000
       Accounts payable                               17,276         34,658
       Accrued interest                                    -
       Stockholder loans                                   -        339,000

TOTAL CURRENT LIABILITIES                            234,481        613,000
                                                  -----------    -----------

                         NO BORDERS, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                        STATEMENT OF SHAREHOLDERS' EQUITY
          From October 25, 2002 (Inception) through December 31. 2004 and quarter endingMarch 31, 2005


                                                                                                RETAINED DEFICIT
                                                                                                   ACCUMULATED
                                                                                 ADDITIONAL         DURING
                                                 COMMON STOCK                    CONTRIBUTED      DEVELOPMENT
                                                     SHARES        AMOUNT         CAPITAL           STAGE             TOTAL
                                                 -----------     ----------    -------------     -------------     ------------
October 25, 2002
        Initial shares issued                           525      $        -     $         -      $            -     $         -
        Net loss                                          -               -               -                   -               -
December 31, 2002                                       525               -               -                   -               -
        Capital contributed                               -          10,000               -                   -          10,000
        Net loss                                          -               -               -            (337,660)       (337,660)
December 31, 2003                                       525          10,000               -            (337,660)       (327,660)
        Notes payable converted to stock and
          Shares sold                                   475       2,418,998               -                   -       2,418,998
        Merger with American Eagle Corporation       (1,000)     (2,428,998)         10,000                   -      (2,418,998)
                                                 44,871,686          44,872       2,374,126                   -       2,418,998
        Shares for services                       4,015,000           4,015       1,255,700                   -       1,259,715
        Net loss                                          -               -               -                          (3,465,045)
December 31, 2004                                48,886,686      $   48,887     $ 3,639,826      $   (3,802,705)    $  (113,992)

March 31, 2005
        Shares for services                       3,408,000           3,408       2,016,000                    -      2,019,408

Less Shares cancelled prior period                 (290,000)           (290)           (290)
        Shares for penalty/loans                    382,208             382          70,000                    -         70,382


                         NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                         (A Development Stage Company)


                               STATEMENT OF INCOME
For the year ended December 31, 2004, the quarter ended March 31, 2005 and for the period beginning October 25, 2002, (Inception) through March 31, 2005).




                                                                      SINCE
                                         2004         3/31/05       inception
                                     ------------   ------------  -------------
REVENUES                             $          -   $         -   $          -

EXPENSES
        Marketing and sales                12,462        21,190         33,652
        General and administrative      3,452,583     2,343,566      5,796,017
                                        3,465,045     2,364,756      5,817,107

OPERATING LOSS                         (3,465,045)   (2,364,756)   (5,817,107)

TAX PROVISIONS                                  -             -             -


NET LOSS                             $ (3,465,045)  $2,364,756     (5,817,107)

                         NO BORDERS, INC. AND SUBSIDIARY
                         (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
For the years ended December 31, 2004 and the quarter ending March 31, 2005, and for the period beginning October 25, 2002, (Inception) through March 31, 2005


                                                                                                         SINCE
                                                                     2004              3/31/05          INCEPTION
                                                                 ------------        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                                  $ (3,465,045)       $ 2,364,756       $ (5,829,811)
        Adjustments to reconcile net earnings to net
          cash provided (used) by operating activities
            Depreciation                                                8,708
            Shares issued for services                              1,259,715          2,016,000          3,274,715
            Write off of software development costs                    35,000
          Changes in Current assets and liabilities:
            Increase in Accounts payable                               11,406             17,382              5,870
            Increase in Accrued interest                               (3,030)

        NET CASH USED BY
          OPERATING ACTIVITIES                                     (2,152,596)          (348,756)        (2,501,342)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Fixed assets                                      (29,358)                              (10,039)
        Increase in Deposits                                          (64,800)
        Purchase of License                                           (25,000)
        Purchase of Software development costs                              -

        NET CASH USED BY
          INVESTING ACTIVITIES                                       (119,158)                              (45,689)

CASH FLOWS FROM FINANCING ACTIVITIES
        Shareholder loan borrowings                                         -            362,000            514,418
        Shareholder loan payments                                     (32,989)           (43,000)          (119,429)
        Proceeds from Notes payable                                   200,000             50,000            430,000
        Proceeds from Stock sales                                   2,038,998             35,000          2,073,998
        Capital contributed                                                 -                  -             10,000

        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                      2,206,009            404,000          2,610,009

NET INCREASE IN CASH                                                  (65,745)            19,950             48,540

CASH AT BEGINNING OF PERIOD                                                 -            (17,205)                 -

CASH AT END OF PERIOD                                            $    (65,745)       $     2,745       $     48,540

NOTES TO FINANCIAL STATEMENTS

March 31, 2005

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
Fixed Assets

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation is computed on the straight line basis over their estimated useful life of 3 years for computers and 39 years for leasehold improvements.

NO BORDERS, INC.
(A Development Stage Company)


Notes to Financial Statements

December 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Software Development Costs

The Company has expended $35,650 in software development costs through December 31, 2003 for internal use software. The software being developed is to facilitate the unified Stored Value Card platform. The software is entirely proprietary. The Company expended an additional $403,241 in development cost in 2004. In April 2004 the management reviewed the software development to date and determined while some of the code will be salvaged the project has been abandoned as written. Accordingly all software development cost were expensed in 2004. The Company expended $35,000 in software development costs for the quarter ended March 31, 2005 Licenses On February 27, 2004, the Company entered into a License agreement to use "Balance" Mural Images for a five year period and the right to renew for an additional five years with notification and payment of an additional fee. This agreement will be amortized over five years using the straight line basis. The balance at December 31, 2004 was $25,000.
Income taxes

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

NO BORDERS, INC.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Development Stage

The Company is classified as a development stage entity since it devotes most of its activities to establishing business and its principal activities have not yet commenced.

NOTE 2 - NOTES PAYABLE

During 2003 the Company entered into a series of Notes payable with individuals. The notes are due December 28, 2004, and bear interest at 5% per annum. The Notes' have conversion rights to shares of the Company's common stock. The Notes' co-makers are the two shareholders of the Company. The holders of these notes converted them to common stock in October 2004. In December 2004, the Company borrowed $200,000 from three individuals. The individuals were given 500,000 shares of Common stock valued at $.13 per share or $65,000 as an inducement to enter this transaction. The note was for 60 days at 12% interest. In addition a major shareholder of the Company pledged 2,000,000 shares of his stock as additional security for the loan. The loan was not paid by the Company when due and the underlying lender, a bank, ceased the collateral in satisfaction of the loan. The balance outstanding at December 13, 2004 on this loan was $200,000. In the first quarter of 2005, shares pledged by a shareholder of Company were sold to provide the lenders with $170,000 of the $200,000 due; the Company borrowed an additional $100,000 from the same lenders, using the balance of the shares pledged by a shareholder to provide security; in addition, a loan balance of $90,000 was due Michael Bennett, for a total of loans outstanding equal to $250,000.

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

NO BORDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

 March 31, 2005

NOTE 4 - GOING CONCERN

The Company has not generated significant revenues or profits to date. This factor among others has led the Company's auditor to state that the Company may be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

CAUTIONARY STATEMENT. Statements contained herein that are not based on historical fact, including without limitation, statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements GIVEN THESE UNCERTAINTIES, READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON SUCH FORWARD-LOOKING STATEMENTS. We disclaim any obligation to update information concerning any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained in this report to reflect future results, events or developments.

BUSINESS
         History N

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

RESULTS OF OPERATIONS

         Revenues

For the year ending December 31, 2004 and for the quarterly period ending March 31, 2005, the Company had $0 in revenues. For the period from January 2003 through December 31, 2003, Intercommunity Financing Corp., d/b/a No Borders ("IFC") the entity acquired by Company through the reverse merger into American Eagle Manufacturing Company, had no revenue

         Costs and Expenses.

 . For the quarter ended March 31, 2005, the Company's costs and expenses were $348,000 plus $2,016,000_in costs and expenses based on shares issued for services, as compared to $3,465,045 for the period January 1, 2004 through December 31, 2004, which include $1,259,715 based on shares issued for services during 2004

         Loss from Operations

The Company had a loss from operations of $2,364,000 for the quarter ended March 31, 2005, which included $2,016,000 in costs based on shares issued for services, as compared to $3,465,045 for the year ended December 31, 2004

         Net Loss Per Share

The Company had a net loss per share of $.08 for the year ended December 31, 2004 and .05 for the quarter ended March 31, 2005 based on a average of
50,000,000 shares issued....

         Liquidity and Capital Resources

During 2004, the Company raised $2,038,000 from the issuance of 12,250,000 shares of stock pursuant to conversions of loans. During the quarter ended March 31, 2005, the Company raised a total of $404,000 in the form of loans to the Company from Robert M Rosenfeld in the amount of $309,000 , loan to the company in the amount of $10,000 from James Tierney, loans to the Company in the sum of $50,000 which were secured by shares of stock issued previously to Robert M Rosenfeld, and in the form sale of stock in the amount of $35,000..

For the year ended December 31, 2004 and for the quarter ended March 31, 2005, the Company produced $0 in revenues. As a result, the Company will require additional working capital to rollout its business operations until the Company achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirement. The Company estimates that it requires a minimum of $3,000,000 during the next six months in order to cover its projected costs of operations and development during that same period. Management believes that these sums will be obtained by generating revenue, commencing in the second quarter of 2005, and by the sale of securities via a private placement or placements. The Company estimates that it will generate revenue from its operations in excess of $1,000,000 by the end of the second quarter of 2005 and will reach break-even by the end of the fourth quarter, 2005. The estimated $3,000,000 in capital requirements is comprised approximately $200,000 in development costs, $700,000 in the purchase of computers and POS devices for remittance merchants assuming the conversion of the projected 1050 remittance merchants during the next 12 months, general overhead and administration expenses, inclusive of the overhead related to its processing operations.

As of March 31, 2005, the Company's assets equaled $185,000 as compared to $120,489 as of December 31, 2004 .

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

         If THE COMPANY'S SOFTWARE FAILS, AND IT NEEDS TO REPAIR OR REPLACE IT, COSTS COULD INCREASE.

No Borders stored value card platform could contain errors or "bugs" that could adversely affect the performance of services. Despite the existence of various security precautions, the computer infrastructure may also be vulnerable to viruses or similar disruptive problems caused by the Company's customers or third parties gaining access to the No Borders processing system. If the software fails, and thus the Company needs to replace or repair it, No Borders services could be delayed and costs could increase.

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

         Product Research and Development:

During the next 12 months the Company intends to scale its stored value and debit card platform to include servicing and interfacing to facilitate the mass marketing of pre-paid cards at retail outlets, to interface with partnership affinity cards, to interface with vendors of services and products and to interface with merchant accounts. It is anticipated that this development will cost $150,000..

         Expected purchase or sale of equipment:

The company anticipates purchasing computers and pin pads for distribution to its affiliated remittance agents and payout sites at a cost of $700,000, assuming the acquisition of the projected 1050 US remittance agents and 835 payout sites during the next 12 months.

         Employees.

The company currently (as of May 23, 2005) has 15 employees and consultants. Company's CEO, and President have not received any salaries.. During the second quarter of 2005, the Company intends to convert prior consulting agreements to employment agreements with management personnel, including the President, the Acting CEO and Executive Vice President, the General Manager and Executive Vice President of Corporate Strategy, the VP of Sales, the VP of Business and the Company intends to engage a CEO/COO to replace the Acting CEO, a Chief Financial Officer, a Controller and a VP of Marketing, as well operational, sales and marketing staff personnel.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

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

ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
(b) Reports on Form 8-K.filed on October 21, 2004 and October 22, 2004 13



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.


                                NO BORDERS, INC.


                                           /s/ Robert M. Rosenfeld
May 23, 2005                          ----------------------------
                                           Robert M. Rosenfeld
                                           Senior Financial Officer
                                           Acting CEO


                                           /s/ Raul Hinojosa
May 23, 2005                          -----------------------------
                                         /s/ Raul Hinojosa
                                         President