Form 10QSB
period 2005-06-30
No Borders, Inc.
filed 2005-08-22
CIK 1091418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2005
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
           For the transition period from_____________to ____________


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

                   100 Market Street Venice California 90291
                   -----------------------------------------
           (Address of principal executive offices including zip code)

                                  310-450-3257
                                  ------------
                (Company's telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

As of June 30, 2005 there were 60,139,525 outstanding shares of the Company's Common Stock, $0.001 par value.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS AND NOTES





                        NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                         (A Development Stage Company)
                                 BALANCE SHEETS
                      June 30, 2005 and December 31, 2004


                                     ASSETS

                                                                  2005            2004
CURRENT ASSETS
        Cash                                                    $    17,564     $         -
                                                                -----------     -----------
             TOTAL CURRENT ASSETS                                    17,564               -

FIXED ASSETS
        Computers                                                    35,197          35,197
        Leasehold improvements                                        4,200           4,200
                                                                -----------     -----------
                                                                     39,397          39,397
        Less accumulated depreciation                               (14,574)         (8,708)
                                                                -----------     -----------
                                                                     24,823          30,689

OTHER ASSETS
        Goodwill                                                    136,823               -
        Deposits                                                     16,200          64,800
        License                                                      25,000          25,000
                                                                -----------     -----------
                                                                    178,023          89,800

                                                                $   220,410     $   120,489
                                                                ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Bank overdrafts                                         $         -     $    17,205
        Notes payable                                                60,000         200,000
        Accounts payable                                            268,276          17,276
        Accrued interest                                                  -               -
        Stockholder loans                                           501,665               -
                                                                -----------     -----------
                    TOTAL CURRENT LIABILITIES                       829,941         234,481

STOCKHOLDERS' EQUITY
        Common stock, 200,000,000 shares
          authorized, $.001 par value,
          and 60,539,125 and 48,886,686 shares outstanding
          at June 30, 2005 and December 31, 2004                     60,539          48,887
        Additional contributed capital                            5,982,074       3,639,826
        Retained deficit accumulated during
          development stage                                      (6,612,144)     (3,802,705)
        Subscriptions receivable                                    (40,000)             -
                                                                -----------     -----------
                                                                   (609,531)       (113,992)


                                                                $   220,410     $   120,489
                                                                ===========     ===========




                See accompanying notes and accountant's report.

                        NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                         (A Development Stage Company)
                              STATEMENT OF INCOME
     For the Quarter ended and Year to Date Ended June 30, 2005 and the Year Ended December 31, 2004, and for the period beginning October 25, 2002
                       (Inception), through June 30, 2005


                                         Quarter Ending    Year to Date     Year to Date
                                            June 30,         June 30,       December 31,         Since
                                              2005              2005             2004           Inception
REVENUES                                 $             -   $          -     $           -     $           -

EXPENSES
       Marketing and sales                             -              -            12,462            12,462
       General and administrative                811,916      2,809,439         3,452,583         6,599,682
                                        ----------------   ------------     -------------     -------------
                                                 811,916      2,809,439         3,465,045         6,599,682
                                        ----------------   ------------     -------------     -------------
OPERATING LOSS                                  (811,916)    (2,809,439)       (3,465,045)       (6,599,682)

TAX PROVISIONS                                         -              -                 -                 -
                                        ----------------   ------------     -------------     -------------

NET LOSS                                 $      (811,916)  $ (2,809,439)    $  (3,465,045)    $  (6,599,682)
                                        ================   ============     =============     =============
Loss per shares                                   ($0.01)        ($0.05)

Average shares outstanding                    55,862,741     53,364,151




                See accompanying notes and accountant's report.

                        NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                         (A Development Stage Company)
                       STATEMENT OF SHAREHOLDERS' EQUITY
            From October 25, 2002 (Inception) through June 30, 2005


                                                                                   Retained Deficit
                                                                                    Accumulated
                                                                     Additional       During
                                          Common Stock               Contributed     Development   Subscriptions
                                             Shares       Amount      Capital         Stage         Receivable       Total
                                          -----------   ----------   -----------   -------------   -----------    ------------
October 25, 2002
   Initial shares issued                         525    $       -    $        -    $          -    $         -    $          -
   Net loss                                        -            -             -               -              -               -
December 31, 2002                                525            -             -               -              -               -
   Capital contributed                             -       10,000             -               -              -          10,000
   Net loss                                        -            -             -        (337,660)             -        (337,660)
December 31, 2003                                525       10,000             -        (337,660)             -        (327,660)
   Notes payable converted to stock and
   Shares sold                                   475    2,418,998             -               -              -       2,418,998
   Merger with American Eagle Corporation     (1,000)  (2,428,998)       10,000               -              -      (2,418,998)
                                          44,871,686       44,872     2,374,126               -              -       2,418,998
   Shares for services                     4,015,000        4,015     1,255,700               -              -       1,259,715
   Net loss                                        -            -             -      (3,465,045)             -      (3,465,045)
December 31, 2004                         48,886,686       48,887     3,639,826      (3,802,705)             -        (113,992)
   Shares sold                             4,429,231        4,429       355,571               -        (40,000)        320,000
   Shares issued for services              6,749,208        6,749     1,939,751               -              -       1,946,500
   Shares for acquisition                    474,000          474        46,926               -              -          47,400
   Net loss                                        -            -             -      (2,809,439)             -      (2,809,439)
June 30, 2005                             60,539,125    $  60,539    $5,982,074    $ (6,612,144)   $   (40,000)   $   (609,531)





                See accompanying notes and accountant's report.

                         NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
    For the Quarter ended and Year to Date Ended June 30, 2005 and the Year
     Ended December 31, 2004, and for the period beginning October 25, 2002
                       (Inception), through June 30, 2005



                                                         Quarter Ending    Year to Date      Year to Date
                                                            June 30,        June 30,         December 31,         Since
                                                              2005            2005               2004           Inception
                                                         --------------   -------------      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                          $   (811,916)     $ (2,809,439)     $ (3,465,045)     $ (6,612,144)
        Adjustments to reconcile net earnings to net
          cash provided (used) by operating activities
            Depreciation                                        2,934             5,866             8,708            14,574
            Shares issued for services                        367,051         1,946,500         1,259,715         3,206,215
            Write off of software development costs                 -                 -            35,650            35,650
          Changes in Current assets and liabilities:
            Increase in Accounts payable                       85,924           161,577            11,406           178,853
            Increase in Accrued interest                            -                 -            (3,030)                -
            Decrease in deposits                               32,400            48,600                 -            48,600
                                                         --------------   -------------      -------------     -------------
        NET CASH USED BY
          OPERATING ACTIVITIES                               (323,607)         (646,896)       (2,152,596)       (3,128,252)

CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Fixed assets                                    -                 -           (29,358)          (39,397)
        Increase in Deposits                                        -                 -           (64,800)          (64,800)
        Purchase of License                                         -                 -           (25,000)          (25,000)
        Purchase of Software development costs                      -                 -                 -           (35,650)
                                                         --------------   -------------      -------------     -------------
        NET CASH USED BY
          INVESTING ACTIVITIES                                      -                 -          (119,158)         (164,847)

CASH FLOWS FROM FINANCING ACTIVITIES
        Shareholder loan borrowings                             8,165           301,665                 -           454,083
        Shareholder loan payments                                   -                 -           (32,989)         (152,418)
        Proceeds from Notes payable                            10,000            60,000           200,000           640,000
        Proceeds from Stock sales                             360,000           360,000         2,038,998         2,398,998
        Subscriptions receivable                              (40,000)          (40,000)                            (40,000)
        Capital contributed                                         -                 -                 -            10,000
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                338,165           681,665         2,206,009         3,310,663
NET INCREASE IN CASH                                           14,558            34,769           (65,745)           17,564

CASH AT BEGINNING OF PERIOD                                     3,006           (17,205)           48,540                 -
                                                         ------------      ------------      ------------      ------------
CASH AT END OF PERIOD                                    $     17,564      $     17,564      $    (17,205)     $     17,564
                                                         ============      ============      ============      ============



                See accompanying notes and accountant's report.

NOTES TO FINANCIAL STATEMENTS NO BORDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

June 30, 2005

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

DESCRIPTION OF BUSINESS

The Company is presently focused on the delivery of significantly lower cost remittance transfers and long distance telephony and additional financial services and products through a unified Stored Value Card platform issued through a network of affiliated agents to individual card-holders in both underserved U.S. migrant-receiving as well as non-U.S. rural migrant-sending communities that need to stay connected.

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

June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

SOFTWARE DEVELOPMENT COSTS

The Company has expended $35,650 in software development costs through December 31, 2003 for internal use software. The software being developed is to facilitate the unified Stored Value Card platform. The software is entirely proprietary. The Company expended an additional $403,241 in development cost in 2004. In April 2005 the management reviewed the software development to date and determined while some of the code will be salvaged the project has been abandoned as written. Accordingly all software development cost were expensed in 2004.

LICENSES

On February 27, 2004, the Company entered into a License agreement to use "Balance" Mural Images for a five year period and the right to renew for an additional five years with notification and payment of an additional fee. This agreement will be amortized over five years using the straight line basis. The balance at June 30, 2005 and December 31, 2004 was $25,000.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting. At June 30, 2005 the Company had a net operating loss carry forward of approximately $6,000,000.

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NO BORDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

June 30, 2005

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Development Stage
The Company is classified as a development stage entity since it devotes most of its activities to establishing business and its principal activities have not yet commenced.

NOTE 2- ACQUISITIONS

On February 15, 2005, the Company entered into a Share Exchange Agreement with the shareholders of two dormant card service companies, to acquire 100% of the outstanding stock of the companies for 474,000 shares of the Company's common stock.

                                 Assets Acquired

                  Goodwill and other intangibles                136,823
                                                              ---------
                                    Total                     $ 136,823

                               Liabilities Assumed

                  Accounts payable                            $  89,423
                                                              =========

The agreement specifies that after one year from the closing date the Company's shares shall have a market value of $800,000. If not the Company is required to issue additional shares to increase the value of shares issued to the $800,000 value, provided that in no event shall the Company be obligated to issue more than an additional 600,000 shares.

NOTE 3 - NOTES PAYABLE

During 2003 the Company entered into a series of Notes payable with individuals. The notes are due December 28, 2004, and bear interest at 5% per annum. The Notes' have conversion rights to shares of the Company's common stock. The Notes' co-makers are the two shareholders of the Company. The holders of these notes converted them to common stock in October 2004.

In December 2004, the Company borrowed $250,000 from three individuals. The individuals were given 500,000 shares of Common stock valued at $.13 per share or $65,000 as an inducement to enter this transaction. The note was for 60 days at 12% interest. In addition a major shareholder of the Company pledged 2,000,000 shares of his stock as additional security for the loan. The loan was not paid by the Company when due and the underlying lender, a bank, ceased the collateral in satisfaction of the loan.

NO BORDERS, INC.
(A Development Stage Company)
Notes to Financial Statements

June 30, 2005

NOTE 3 - NOTES PAYABLE - CONTINUED

The balance outstanding at June 30, 2005 and December 31, 2004 on this loan was $60,000 and $200,000 respectively.

NOTE 4- COMMITMENTS

On December 15, 2004, the Company entered into a lease for office space for 3 years. The lease is for $10,800 a month and requires a $64,800 deposit.

Future minimum annual payments under the above agreement are:

2005     $  129,600
2006     $  129,600
2007     $  118,800
2008     $     -0-

NOTE 5 - GOING CONCERN

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

NOTE 6 - CONTINGENCIES

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

In addition to remittance services and low cost telephony, No Borders intends to offer services and products through its Platform, including:- Payroll Cards - Direct payment of bills by cardholders through the Platform;

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

RESULTS OF OPERATIONS

                                    REVENUES

For the year ending December 31, 2004 and for the quarterly period ending June 30, 2005, the Company had $0 in revenues. For the period from January 2003 through December 31, 2003, Intercommunity Financing Corp., d/b/a No Borders ("IFC") the entity acquired by Company through the reverse merger into American Eagle Manufacturing Company, had no revenue

                               COSTS AND EXPENSES.

.. For the quarter ended June 30, 2005, the Company's costs and expenses were $811.916 inclusive of $367,051in costs and expenses based on shares issued for services, as compared to $3,465,045 for the period January 1, 2004 through December 31, 2004, which include $1,259,715 based on shares issued for services during 2004

                              LOSS FROM OPERATIONS

The Company had a loss from operations of $811,916 for the quarter ended June, 30, 2005, which included $367,051 in costs based on shares issued for services, as compared to $3,465,045 for the year ended December 31, 2004

                               NET LOSS PER SHARE

The Company had a net loss per share of $.08 for the year ended December 31, 2004 and .$.01 for the quarter ended June 30, 2005 based on a average of 55,862,741 shares issued (a portion of which were not issued as of June 30, 2005 but were contractually due to be issued during the calendar quarter ending June
30,2005)....




                         LIQUIDITY AND CAPITAL RESOURCES

During 2004, the Company raised $2,038,000 from the issuance of 12,250,000 shares of stock pursuant to conversions of loans. During the quarter ended March 31, 2005, the Company raised a total of $404,000 in the form of loans to the Company from Robert M Rosenfeld in the amount of $309,000 , loan to the company in the amount of $10,000 from James Tierney, loans to the Company in the sum of $50,000 which were secured by shares of stock issued previously to Robert M Rosenfeld, and in the form sale of stock in the amount of $35,000.. During the quarter ended June 30, 2005, the Company raised a total of $370,000 in sales of its securities and in loans provided the Company.

For the year ended December 31, 2004 and for the first six months ending June 30, 2005, the Company produced $0 in revenues. As a result, the Company will require additional working capital to rollout its business operations until the Company achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirement. The Company estimates that it requires a minimum of $1,500,000 during the next six months in order to cover its projected costs of operations and development during that same period. Management believes that these sums will be obtained by generating revenue, commencing in October, 2005, and by the sale of securities via a private placement or placements. The Company had estimated that it would generate revenue from its operations in excess of $1,000,000 by the end of the second quarter of 2005, but this would have required more capital than it had been able to obtain so as to launch its services and thus its launch of operations was delayed. The Company now estimates that it will commence to generate revenue from operations in mid-September 2006 (in addition to nominal revenue generated from its pilot operations which commenced in July 2005) and that it will reach break-even by March 2006.

As of June 30, 2005, the Company's assets equaled $220,410 as compared to $120,489 as of December 31, 2004 .

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

                        PRODUCT RESEARCH AND DEVELOPMENT:

During the next 12 months the Company intends to scale its stored value and debit card platform to include servicing and interfacing to facilitate the mass marketing of pre-paid cards at retail outlets, to interface with partnership affinity cards, to interface with vendors of services and products and to interface with merchant accounts and banking institutions. . It is anticipated that this development will cost $150,000 during the next ten months...
 .
                                   EMPLOYEES.

The company ,as of June 30, 2005, had 10 employees and consultants. Company's CEO, and President have not received any salaries.. During the second quarter of 2005, the Company intends to convert prior consulting agreements to employment agreements with management personnel, including the President, the Acting CEO and Executive Vice President, the General Manager and Executive Vice President of Corporate Strategy, the VP of Sales, the VP of Business and the Company intends to engage a CEO/COO to replace the Acting CEO, a Chief Financial Officer, a Controller and a VP of Marketing, as well operational, sales and marketing staff personnel.


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

In the second quarter, 2005, Nobosoft Corporation commenced legal proceedings in Ontario Canada against No Borders Inc and Michael Rosenfeld, Raul Hinojosa and Ruben Sanchez claiming damages of $750,000 (USD) and asking for a declaration for the property created for No Borders Inc by Nobosoft. No Borders has engaged Charles Wagner Esq in Ontario Canada to seek among other things to remove the proceedings from Canada and/or to defend and file counterclaims against Nobosoft. It is No Borders' position that Nobosoft failed to deliver any software that was able to be implemented and that Nobosoft owes No Borders a significant amount of funds for its failures.

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



                                      NO BORDERS, INC.


                                      /s/ Robert M. Rosenfeld
May 23, 2005                          ---------------------------------
                                      Robert M. Rosenfeld
                                      Senior Financial Officer
                                      Acting CEO


                                       /s/ Raul Hinojosa
May 23, 2005                          ---------------------------------
                                      /s/ Raul Hinojosa
                                      President