Form 10QSB
period 2005-09-30
No Borders, Inc.
filed 2005-11-21
CIK 1091418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2005

                                       or

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


                   100 Market Street Venice California 90291
           (Address of principal executive offices including zip code)

                                  310-450-3257
                                  ------------
                (Company's telephone number, including area code)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

As of September 30, 2005 there were 92,739,125 outstanding shares of the Company's Common Stock, $0.001 par value.

                          PART 1. FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS AND NOTES



                         NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                          (A Development Stage Company)



                                 BALANCE SHEETS
                    September 30, 2005 and December 31, 2004



                                     ASSETS

                                                                     2005            2004
CURRENT ASSETS
        Cash                                                    $   240,502     $         -
                                                                -----------     -----------
             TOTAL CURRENT ASSETS                                   240,502               -

FIXED ASSETS
        Computers                                                    64,927          35,197
        Leasehold improvements                                       24,200           4,200
                                                                -----------     -----------
                                                                     89,127          39,397
        Less accumulated depreciation                               (14,574)         (8,708)
                                                                -----------     -----------
                                                                     74,553          30,689

OTHER ASSETS
        Goodwill                                                    136,823               -
        Deposits                                                     64,800          64,800
        License                                                      25,000          25,000
        Minority Interests in
         Foreign Corporations                                     2,594,000
                                                                -----------     -----------
                                                                  2,785,623          89,800

                                                                $ 3,100,678     $   120,489
                                                                ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Bank overdrafts                                         $         -     $    17,205
        Notes payable                                               95,000          200,000
        Accounts payable                                           165,002           17,276
        Accrued interest                                                  -               -
        Stockholder loans                                          509,274                -
        Debentures                                                 500,000
                                                                -----------     -----------
                    TOTAL CURRENT LIABILITIES                     1,269,276         234,481

STOCKHOLDERS' EQUITY
        Common stock, 200,000,000 shares
          authorized, $.001 par value,
          and 92,739,125 and 48,886,686 shares outstanding
          at September 30, 2005 and December 31, 2004                92,739          48,887
        Additional contributed capital                            9,206,454       3,639,826
        Retained deficit accumulated during
          development stage                                      (7,427,791)     (3,802,705)
                    -
        Subscription receivable                                     (40,000+
-----------     -----------
                                                                   1,831,402       (113,992)


                                                                $ 3,100,678     $   120,489
                                                                ===========     ===========





See accompanying notes and accountant's report.

                         NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                          (A Development Stage Company)

                               STATEMENT OF INCOME

For the Quarter ended and Year to Date Ended September 30, 2005 and the Year Ended December 31, 2004, and for the period beginning October 25, 2002 (Inception), through September, 30, 2005




                                           Quarter Ending   Year to Date       Year to Date
                                           September 30,    September 30,       December 31,       Since
                                              2005              2005             2004            Inception
REVENUES                                $              -   $          -     $           -     $           -

EXPENSES
       Marketing and sales                             -              -            12,462            12,462
       General and administrative                815,647      3,625,086         3,452,583         7,078,269
                                        ----------------   ------------     -------------     -------------
                                                 815,647      3,625,086         3,465,045         7,090,731
                                        ----------------   ------------     -------------     -------------
OPERATING LOSS                                  (815,647)    (3,625,086)       (3,465,045)       (7,090,731)

TAX PROVISIONS                                         -              -                 -                 -
                                        ----------------   ------------     -------------     -------------

NET LOSS                                $       (815,647)  $ (3,625,086)       (3,465,045)      (7,090,731))
                                        ================   ============     =============     =============
Loss per shares                         $         (0.011)        ($0.06)

Average shares outstanding                    73,313,000     60,124,000





See accompanying notes and accountant's report.

                         NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                          (A Development Stage Company)



                        STATEMENT OF SHAREHOLDERS' EQUITY
          From October 25, 2002 (Inception) through September 30, 2005




                                                                                   Retained Deficit
                                                                                    Accumulated
                                                                     Additional       During
                                          Common Stock               Contributed     Development   Subscriptions
                                             Shares       Amount      Capital         Stage         Receivable       Total
                                          -----------   ----------   -----------   -------------   -----------    ------------
October 25, 2002
   Initial shares issued                         525    $       -    $        -    $          -    $         -    $          -
   Net loss                                        -            -             -               -              -               -
December 31, 2002                                525            -             -               -              -               -
   Capital contributed                             -       10,000             -               -              -          10,000
   Net loss                                        -            -             -        (337,660)             -        (337,660)
December 31, 2003                                525       10,000             -        (337,660)             -        (327,660)
   Notes payable converted to stock and
   Shares sold                                   475    2,418,998             -               -              -       2,418,998
   Merger with American Eagle Corporation     (1,000)  (2,428,998)       10,000               -              -      (2,418,998)
                                          44,871,686       44,872     2,374,126               -              -       2,418,998
   Shares for services                     4,015,000        4,015     1,255,700               -              -       1,259,715
   Net loss                                        -            -             -      (3,465,045)             -      (3,465,045)
December 31, 2004                         48,886,686       48,887     3,639,826      (3,802,705)             -        (113,992)
   Shares sold                             4,429,231        4,429       355,571               -        (40,000)        320,000
   Shares issued for services              6,749,208        6,749     1,939,751               -              -       1,946,500
   Shares for acquisition                    474,000          474        46,926               -              -          47,400
   Net loss                                        -            -             -      (2,809,439)             -      (2,809,439)
June 30, 2005                             60,539,125    $  60,539    $5,982,074    $ (6,612,144)   $   (40,000)   $   (609,531)


     Shares sold                           3,750,000    $   3,750    $  406,230                                   $    409,980
     Shares issued for services            2,505,000    $   2,505    $  249,495                                   $    252,000
     Shares issued for Acquisition        25,945,000    $  25,945    $2,568,655                                   $  2,594,500
     Net Loss                                                                          (815,647)                      (815,647)

September 30, 2005                        92,739,125    $  92,739    $9,206,454      (7,427,791)       (40,000)        406,224








See accompanying notes and accountant's report.

                         NO BORDERS, INC. AND SUBSIDIARY
            (Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
                          (A Development Stage Company)

                             STATEMENT OF CASH FLOWS
For the Quarter ended and Year to Date Ended September 30, 2005 and the Year Ended December 31, 2004, and for the period beginning October 25, 2002 (Inception), through September 30, 2005


                                                         Quarter Ending    Year to Date      Year to Date
                                                           September 30,   September 30,      December 31,         Since
                                                              2005            2005               2004            Inception
                                                         --------------   -------------      -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss for the period                          $    (815,647)   $  (3,625,086)     $  (3,465,045)    $  (7,427,711)
        Adjustments to reconcile net earnings to net
          cash provided (used) by operating activities
            Depreciation                                         2,934           11,734              8,708            14,574
            Shares issued for services                         252,500        2,199,000          1,259,715         3,458,715
            Write off of software development costs                 -                 -             35,650            35,650
          Changes in Current assets and liabilities
            increase in Accounts payable                      (103,274)                             11,406           178,853
            Increase in Accrued interest                             -                -             (3,030)                -
            Decrease in deposits                                32,400           81,000                  -            48,600
                                                         --------------   -------------      -------------     -------------
        NET CASH USED BY
          OPERATING ACTIVITIES                                (518,813)      (1,333,352)        (2,152,596)       (3,128,252)
../
CASH FLOWS FROM INVESTING ACTIVITIES
        Purchase of Fixed assets                                     -                -            (29,358)          (39,397)
        Increase in Deposits                                         -                -            (64,800)          (64,800)
        Purchase of License                                          0                             (25,000)          (25,000)
        Purchase of Software development costs                       -                -                  -           (35,650)
                                                         --------------   -------------      -------------     -------------
        NET CASH USED BY
          INVESTING ACTIVITIES                                       -                -           (119,158)         (219,847)

CASH FLOWS FROM FINANCING ACTIVITIES
        Shareholder loan borrowings                             126651          528,316                  -           570,734
        Shareholder loan payments                              (109042)        (109,042)           (32,989)         (261.460)
        Proceeds from Notes payable                             35,000           95,000            200,000           675,000
        Proceeds from Stock sales                              409,980          769,980          2,038,998         2,768,978

        Subscription receivable                                                 (40,000)                             (40,000)
        Proceeds from debenture sales                          500,000          500,000            500,000           500,000
        Payments of Notes Payable                              (91,000)         (91,000)                             (91,000)
        Reduction of Accounts Payable                         (103,274)        (103,274)                            (103,274)
        Capital contributed                                          -                -                  -            10,000
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES                                 768,315        1,585,980          2,206,009         4,078,978
NET INCREASE IN CASH                                           223,938          257,787            (65,745)          240,502

CASH AT BEGINNING OF PERIOD                                     17,564          (17,205)            48,540                 -
                                                         --------------   -------------      -------------      ------------
CASH AT END OF PERIOD                                    $     240,502    $     240,582      $     (17,205)     $     17,564
                                                         ==============   =============      =============      ============






See accompanying notes and accountant's report.

                 NOTES TO FINANCIAL STATEMENTS NO BORDERS, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements

                               September 30, 2005

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

Cash paid during the years for:


                                                2004
                                                ----
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

                               September 30, 2005



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

INCOME TAXES

The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting. At September 30, 2005 the Company had a net operating loss carry forward of approximately $6,000,000.

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

                               September 30, 2005

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

On September 23, 2005, the Company entered into an agreement with InfoSpan Inc and as a part of that agreement, the Company acquired a 20% of 100% of the outstanding stock of InfoSpan's operating corporation in Mexico as well as a 15% of 100% of the outstanding stock of InfoSpan's newly formed corporate subsidiary in Pakistan. The agreement is fully described in the Form 8-K filed by Company. The value placed on the assets acquired equals the closing market price of the shares of Company's common stock issued to Infospan Inc, or $2,594,500 based on the issuance of 25,945,000 shares at $.10 per share.

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

                                NO BORDERS, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements

                               September 30, 2005



NOTE 3 - NOTES PAYABLE - CONTINUED

The balance outstanding at September 30, 2005 and December 31, 2004 on this loan was $60,000 and $200,000 respectively. In the third quarter of 2005, Company entered into three loan transactions for an aggregate of $35,000 pursuant to promissory notes which are due in six months. In addition on September 23, 2005, Company entered into agreements with Bridgepoint Partners LLC and Miller Ventures, LLS ], selling two $250,000 debentures which are redeemable in two years and convertible into shares of Company's common stock at $.10 share, subject to adjustment based upon the market price. This transaction was outlined in detail in Company's filing of Form 8-K.

NOTE 4- COMMITMENTS

On December 15, 2004, the Company entered into a lease for office space for 3 years. The lease is for $10,800 a month and requires a $64,800 deposit.

Future minimum annual payments under the above agreement are:



2005     $  129,600
2006     $  129,600
2007     $  118,800
2008     $     -0-



NOTE 5 - GOING CONCERN

The Company has not generated revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company's continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

RESULTS OF OPERATIONS

                                    REVENUES

For the year ending December 31, 2004 and for the quarterly period ending September 30, 2005, the Company had $0 in revenues. For the period from January 2003 through December 31, 2003, Intercommunity Financing Corp., d/b/a No Borders ("IFC") the entity acquired by Company through the reverse merger into American Eagle Manufacturing Company, had no revenue

                               COSTS AND EXPENSES.

.. For the quarter ended September 30, 2005, the Company's costs and expenses were $815,647 inclusive of $252,500 in costs and expenses based on shares issued for services, as compared to $3,465,045 for the period January 1, 2004 through December 31, 2004, which include $1,259,715 based on shares issued for services during 2004

                              LOSS FROM OPERATIONS

The Company had a loss from operations of $815,647 for the quarter ended September, 30, 2005, which included $252,500 in costs based on shares issued for services, as compared to $3,465,045 for the year ended December 31, 2004

                               NET LOSS PER SHARE

The Company had a net loss per share of $.08 for the year ended December 31, 2004 and .$.011 for the quarter ended June 30, 2005 based on a average of 55,862,741 shares issued (a portion of which were not issued as of June 30, 2005 but were contractually due to be issued during the calendar quarter ending June 30,2005). The Company has a loss per share for the quarter ended September 30, 2005 based on an average of 73,313,000 shares...

                         LIQUIDITY AND CAPITAL RESOURCES

During 2004, the Company raised $2,038,000 from the issuance of 12,250,000 shares of stock pursuant to conversions of loans. During the quarter ended March 31, 2005, the Company raised a total of $404,000 in the form of loans to the Company from Robert M Rosenfeld in the amount of $309,000 , loan to the company in the amount of $10,000 from James Tierney, loans to the Company in the sum of $50,000 which were secured by shares of stock issued previously to Robert M Rosenfeld, and in the form sale of stock in the amount of $35,000.. During the quarter ended June 30, 2005, the Company raised a total of $370,000 in sales of its securities and in loans provided the Company. During the quarter ended September 30, 2005, the Company raised a total of $444,980, of which $409,980 was based on the sale of securities and $35,000 in the form of loans from third parties. An additional $126,651 was loaned to the Company by one of its officers for payment to third parties, with $109,042 repaid to the officer during the same period.

For the year ended December 31, 2004 and for the first nine months ending September 30, 2005, the Company produced no revenues while it completed a short term pilot for its Platform.. As a result, the Company will require additional working capital to rollout its business operations until the Company achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirement. The Company estimates that it requires a minimum of $1,500,000 during the next six months in order to cover its projected costs of operations and development during that same period. Management believes that these sums will be obtained by generating revenue, commencing in January, 2006, and by the sale of securities via a private placement or placements. The Company had estimated that it would generate revenue from its operations in mid September 2005, but this would have required more capital than it had been able to obtain prior to mid September 2005 so as to launch its services and thus its launch of operations was delayed. The Company now estimates that it will commence to generate revenue from operations in mid-January . With the necessary revenue and/or capital, the Company estimates that it will reach break-even by June 30,2006 without considering exploiting various opportunities that are available for purpose of accelerating penetration of its target market and increasing the target market itself

As of September 30, 2005, the Company's assets equaled $3.100.678 as compared to $120,489 as of December 31, 2004 .

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

EMPLOYEES.

The company ,as of SEPTEMBER 30, 2005, had 9 employees and consultants. Company's CEO, and President have not received any salaries. THE EMPLOYEES AND CONSULTANTS INCLUDE THOSE SERVING AS the President, the Acting CEO, THE COO, VICE PRESIDENT OF BUSINESS DEVELPMENGT, AND VICE PREISIDENT OF SALES The Company intends to engage a CEO to replace the Acting CEO, a Chief Financial Officer during the first month of 2006.


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


ITEM 5. OTHER INFORMATION.

Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits
(b) Reports on Form 8-K.filed on October 21, 2004 , October 22, 2004,October 31,2005, October 26,2005, October 5, 2005 and September 29, 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned on its behalf by the undersigned thereunto duly authorized.



                                     NO BORDERS, INC.





                                      /s/ Robert M. Rosenfeld
November 21, 2005                     ---------------------------------
                                      Robert M. Rosenfeld
                                      Senior Financial Officer
                                      Acting CEO


                                      /s/ Raul Hinojosa
November 21, 2005                     ---------------------------------
                                      Raul Hinojosa
                                      President