Form 10QSB/A
period 2004-09-30
No Borders, Inc.
filed 2005-12-20
CIK 1091418

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 AMENDMENT NO. 1

                                       TO

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


The Form 10Q report we filed on November 22, 2004 for the quarterly period ending September 30, 2004 incorrectly set forth that Carlos Melcer was our Chief Financial Officer. Carlos Melcer acted as a financial and accounting consultant for us and was not employed as our Chief Financial Officer. His signature and Certification of the report should be deemed replaced by the signatures and Certifications set forth below and the report we filed for the quarterly period ending September 30, 2004 is fully incorporated herein and confirmed by the signatures and Certifications set forth below.

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

                                                                      1,296,203
                                                                ---------------
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

                                           NO BORDERS, INC.



                                           /s/ Robert M. Rosenfeld
December 19, 2005                          ----------------------------
                                           Robert M. Rosenfeld
                                           Chief Executive Officer


                                           /s/ Raul Honojosa
December 19, 2005                         -----------------------------
                                           Raul Hinojosa
                                           President