Form 10KSB
period 2005-12-31
No Borders, Inc.
filed 2007-01-09
CIK 1091418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission File Number:

NO BORDERS, INC.
(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	88-0429812 (IRS Employer ID Number)

18301 VON KARMON IRVINE CA 92612
(Address of principal executive offices) (Zip Code)

949-251-0722
(Registrant's telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock:
$0.001 par value

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Check whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

As of December 31, 2005, 169,542,359 shares of the registrant's common stock were issued and outstanding. Aggregate market value of the voting stock held by non-affiliates as of December 31, 2005 was $4,902,630.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

NO BORDERS, INC.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

In addition to historical information, this Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties that could cause our actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to:

o our ability to finance our activities and maintain our financial liquidity;

o our ability to attract and retain qualified, knowledgeable employees;

o our ability to complete product development;

o our ability to design and market new products successfully;

o our failure to acquire new customers in the future;

o deterioration of business and economic conditions in our markets; and

o competitive industry conditions.

When used in this report, the words "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which reflect our opinions only as of the date of this Annual Report. We undertake no obligation to publicly release any revisions to the forward-looking statements after the date of this document. You should carefully review the risk factors described in other documents we file from time to time with the Securities and Exchange Commission.

As used in this Form 10-KSB, unless the context requires otherwise, we refer to No Borders, Inc. as "we," "us," "our," "No Borders" and "the Company."

PART I

ITEM 1 - BUSINESS

History, reorganizations and corporate structure of the Company

No Borders,Inc. (.the "Company"), incorporated on May 28, 1999 The Company changed its name to Harbour Front Holdings, Inc. in January 2003. On December 4, 2003, the Company acquired 89.3% of the issued and outstanding shares of Eagle Corp. in exchange for 23,500,000 shares of the Company's common stock and on January 27, 2003 Harbour Front Holdings, Inc. changed its name to American Eagle Manufacturing Company. Following that acquisition, the Company had 27,290,399 shares of its common stock outstanding. On August 9, 2004 the Company's majority shareholders sold 72.5% of the outstanding common stock of the Company to Bad Toys, Inc. ("Bad Toys") and a change in control occurred. Bad Toys maintains its headquarters in Kingsport, Tennessee and is the successor to a motorcycle business, which was founded by one of its major shareholders, Larry N. Lunan. Subsequent to the sale of the Company's stock to Bad Toys (1) senior management of Bad Toys took control of the former Board of Directors of the Company, and (2) on August 17, 2004 the Company performed a 1 for 10 reverse stock split of the common stock of the Company which included a corresponding 1:10 reverse split of Company's authorized shares of common stock, and (3) On October 22, 2004, the Company sold all of its assets to Bad Toys Holdings, Inc., a Nevada corporation (the "Buyer"). As consideration and payment for the assets, the Company was to receive 1,818,182 shares of the Buyer's restricted common stock and the Company agreed to distribute the Shares pro rata to its shareholders of record as of September 15, 2004. Bad Toys Holdings assumed all liabilities and obligations of the Company as of the date of the asset purchase, including any and all additional consideration, and agreed to indemnify and hold Company and the shareholders of relieving Company.

Reverse Merger of No Borders

A Share Exchange Agreement between the Company and Intercommunity Financing Corp, dated October 21, 2004 (the "Share Exchange Agreement") was concluded, and deemed effective as of September 30, 2004, wherein the Company agreed to issue 40,000,000 shares of its restricted common stock to the shareholders of Intercommunity Financing Corp in exchange for one hundred percent of the issued and outstanding common stock of Intercommunity Financing Corp. On October 21, 2004 the Company changed its name to No Borders, Inc. Following the completion of the share exchange agreement, Bad Toys Holdings, Inc. owned approximately 3,600,000 of the company’s issued and outstanding shares of the Company's common stock. Description of the Business:

Overview

No Borders, Inc. is an international payment and financial services enabler company with the mission of becoming the lowest cost provider of electronic payment mediums to the vast number of un-banked, uninsured and unconnected American immigrants from Latin America, Asia and Africa and the families they left back home. No Borders’ closed and open system card platform, noboNET, in conjunction with its unique business model, enables the Company to provide significantly lower-cost remittances to this growing market. The Company intends tol leverage these remittance business and customer relationships to offer its noboENVIO remittance product and its noboCARD debit cards and payroll cards, as well as a variety of additional products and services offered by affiliated product and service providers, at a lower cost than now available to this market. The products and services initially targeted and accessible through our open system debit card noboNET platform include life insurance, health insurance, discount health programs, prepaid telephony, direct bill payments and low-cost mortgage, business and personal loans.

Our revenue sources include: fees and exchange rate surcharges per remittance transaction; fees based on each U.S. and foreign bank issued noboCARD transaction (including loading the card, ATM withdrawals, purchases via POS terminals, money transfers, balance inquiries); processing fees based on each transaction generated by debit cards issued through foreign banks which utilize the noboNET platform to manage card to card or card to bank remittance transactions; license fees based on each remittance transaction generated through third party remittance companies utilizing the noboNET platform; fees based on sales of products and services offered by affiliated vendors through the noboNET platform and purchased via No Borders cards; and development and training fees charged to licensees of the noboNET platform.

Target Market

Global remittances are expected to reach $250 Billion worldwide in 2006 exceeding $50 Billion from the U.S. to Latin America, and $25 Billion from the U.S. to Mexico (the largest bi-lateral market in the world). Household expenditures of Latin American immigrants residing in the U.S. exceed $500 Billion. Expenditures for telephony, U.S-Mexico, l exceeded $5 Billion in 2005 and $9 Billion for telephony, U.S-Latin America. No Borders has developed a proprietary database of the 10,000 leading “transnational corridors” of immigrant communities in the U.S. (by zip code and census track) and their villages/town origins, including detailed socio-economic data and the specific merchant locations responsible for the vast majority of remittance traffic within these corridors. Aside from targeted immigrants from Mexico and Latin America, No Borders will focus during the near term on those U.S. immigrants from Pakistan and the Persian Gulf.

Our overall business plan is to penetrate these markets by offering lower cost and efficient remittance services, enticing those customers to rely upon the No Borders debit card for general utility, generating revenue from remittance fees, distribution fees related to sales of services and products through its debit cards and fees based upon each card transaction (ATM, point of sale purchases, loading etc). No Borders’ U.S. debit cards are issued through Central National Bank & Trust of Enid Oklahoma, a federally chartered bank. With the bank’s affiliation with various domestic and international card associations, such as STAR, VISA and MasterCard, No Borders’ cardholders may withdraw funds from ATMs and otherwise pay for products and services at POS terminals. We intend to expand our card issuing capability both domestically and internationally by partnering with financial institutions who desire to provide card issuing services with No Borders features and to target financial institution consumer specific markets.

No Borders’ Products and Services

noboENVIO

Via its network of money transfer merchants, No Borders offers customers a closed network proprietary identity card-based remittance product. The card is an internet enabled, plastic identity card with a magnetic strip that is swiped on a pin-pad connected to a computer, capturing the card number, the customer’s information, and transaction information in an electronic database. The card is not a stored value card, which means that customers cannot leave money on the card, use the card at an ATM machine, or make purchases with the card.

No Borders customers can obtain a free No Borders card and become a member of the No Borders card loyalty program. As part of the program, when a customer uses their No Borders card to pull up their customer information when they send a remittance, the customer can send money at a significantly discounted cost. Their family members in Latin America and other regions can immediately receive the money will also receive a loyalty card at certain payout locations, including two of the major banks in Mexico (i.e. Bancomer, HSBC during the summer of 2006 and in excess of 900 exchange houses and independent businesses). In addition, we have a signed agreement with FEDECACES, a microfinance organization in El Salvador, to pay money transfer disbursements in l60 rural micro finance institutions throughout the republic of El Salvador. Our current payout networks cover more than 10 countries including but not limited to Mexico, El Salvador, Guatemala, Honduras, Nicaragua, Panama, Colombia, Peru, Chile, and Ecuador. The noboENVIO service can also operate without a card, in the traditional cash origination and acceptance model where customers can initiate a remittance at a merchant agent location or through a call center owned by InfoSpan Inc, a U.S. based company, operating in Zacatecas Mexico. With the traditional noboENVIO service, No Borders intends to capture market share by attracting consumers in existing money transfer agent locations providing the opportunity to change consumer and industry behavior by offering the noboCARD debit card and peripheral products and services.

noboCARD

In addition to the noboENVIO, we will offer the No Borders Stored Value Card, noboCARD, a re-loadable prepaid debit card is sponsored by the federally chartered Central National Bank & Trust of Enid Oklahoma (CNB) and is processed by E-Lysium, a subsidiary of CNB. The FDIC insured debit cards may hold funds and access ATMs and point of sale devices at merchant sites. Moreover, the system will allow for transferring funds from the closed system to a so-called open network, such as the financial institution supported card networks or Visa and MasterCard supported networks, as well as allow for transferring funds from a bank issued debit card to other bank issued debit cards and to traditional cash payout locations. Our system facilitates lower cost transaction fees when loading, transferring or withdrawing funds sent from the U.S. to a foreign beneficiary, because funds transferred to a closed system card or an open system card issued by a local foreign banking institution, the rate of exchange surcharges normally imposed can be significantly reduced. In addition, the noboNET platform is designed to interface with infinite numbers of financial institutions, vendors and others providing services and products, worldwide.

The current U.S. bank issued noboCARD operates on the Pulse and Star networks which enables customers to withdraw money from ATMs and make purchases at retail locations in the United States via point-of-sale (POS) devices, and offers an integrated suite of unique products and services to No Borders customers. These products and services include: significantly low-cost remittances to a wide variety of payout locations in Latin America, card-to-card transfers, ATM and POS usage, payroll direct deposit onto the card, long distance calling, access to discount health programs, bill payment, reporting to credit bureaus and other financial services to the large and fast-growing transnational market. Customers will be able to load the card at over 180,000 locations including large and medium-sized retail chains, branches of large U.S. financial institutions, and smaller family-owned businesses that serve the Latino and other migrant communities. Remittances can be sent at an agent location or via the toll-free customer service number to a wide variety of payout locations across Latin America including banks, microfinance institutions, foreign exchange houses, independent payout locations, and bank issued stored-value cards in Mexico.

Our noboCARD and international money transfers are secure and compliant with all state and federal laws, and will be backed in each state (where required) by a licensed money transfer organization or financial institution.

No Borders services and products offered and through its noboNET platform include:

•	No Borders remittance services via Closed and Open (ATM/POS) Cards at a cost which is below what customers are now charged by competitors (when adding the foreign exchange rate charged)

•	Low cost telephony services including domestic and international long distance

•	No Borders open system debit cards issued by financial institutions within the US

•	Payroll / Direct Deposit /ACH Card services

•	Direct payment of bills by cardholders

•	Low cost telephony services including voice mail, follow-me roaming, phone-to-phone money transfer

•	No Borders open system debit cards issued by financial institutions outside the US

•
Low cost financial services and commercial products offered by No Borders alliance partners and accessed through the No Borders cards and noboNET platform, such a, airline tickets, health insurance outside of the US and discount medical programs in the US, mortgages, small business loans and product purchase financing.

Sales and Marketing Strategy

To facilitate distribution of its products and services, No Borders has affiliated with existing remittance merchants and intends to license its noboNET platform to existing remittance companies with their own affiliated merchant networks, each having an existing and loyal base of customers who regularly send funds to families abroad. One example is the Company’s agreement with Palmeras Financial Services, Inc., a licensed remittance company in Florida. No Borders agreements with credit unions in the U.S., Mexico, and El Salvador provide expanded presence for No Borders’ customers to transfer and receive funds at even a lower cost through the No Borders noboNET platform. A memo of understandingwith PRONOFIM, the Mexican foundation funded by the Mexican government to provide small loans to over 1,500,000 individuals through over 120 micro finance institutions in Mexico, was concluded with the intent of distributing the No Borders cards to the loan recipients in Mexico while disbursing noboCARD debit cards issued by No Borders’ U.S. bank issuer to family members living in the U.S. No Borders intends to replicate this model on a global basis since it benefits financial institutions which do not otherwise attract deposits of funds remitted from the U.S.

Itt is critical that our cardholders have the ability to load funds onto cards at multiple locations. In addition to affiliated remittance merchant sites, our agreement with Transaction Management LLC provides the Company with the ability to offer its customers direct bill payment services and an additional 1400 loading sites. We intend to seek additional agreements with networks of loading points in the United States. Our agreements with Morgan Beaumont and Western ATM further increase access to over 180,000 loading points in the U.S. It is also critical to provide ease to those receiving funds from our U.S customers. Our agreement with Palmeras Financial provides access to over 4900 payout sites in Mexico plus Bancomer branches in 17 other countries. Our agreements with credit unions in Mexico and El Salvador provide additional and low cost payout locations. Our agreement with HSBC adds an additional 1500 payout sites in Mexico. Moreover, if we successfully conclude agreements with micro finance institutions globally, our reach would increase exponentially.

Our noboNET platform facilitates the management and tracking, in real time, of all funds loaded onto our closed or open system cards. The noboNET platform also facilitates a transfer of funds from a debit card issued in the U.S. to a separate debit card issued by a bank outside the U.S. This functionality requires agreements with foreign card-issuing banks. Our agreement with HSBC in Mexico links debit cards issued by HSBC in Mexico to our noboNET platform so as to facilitate U.S. card to Mexican debit card transfers. Again, this arrangement will be replicated on a global basis. To further increase market penetration opportunities and to increase the global scope of the target customer base, the Company has entered into an alliance which provides access to international banking institutions in Pakistan and Dubai to deploy the No Borders noboNET platform and issue debit cards in the Persian Gulf remitting countries as well as the countries which receive remittances from those rich nations as well as the United States (such as Pakistan). This in turn facilitates the disbursement of debit cards directly to the immigrants in the Unites States who regularly send funds to those areas of the world.

To illustrate , we have entered into a MOU with the National Bank of Pakistan which articulates the Bank’s intent to issue linked U.S.-Pakistan debit cards to remittance recipients in Pakistan, while No Borders (through its arrangement with the Central National Bank & Trust in the U.S.) issues debit cards to Pakistanis residing in the U.S. Our goal is to facilitate the marketing and distribution of No Borders’s U.S. bank issued cards to Pakistani immigrants.

Distribution Channels

No Borders’ intends to leverage the following channels to market and distribute its products and services:

•	Affiliations with existing remittance merchants with loyal customers;

•	The acquisition of, or affiliation with, existing licensed remittance companies with affiliated networks of remittance merchants;

•	Affiliations with credit unions, micro finance institutions and banking institutions;

•
Affiliations with hometown associations and other community, sports and religious organizations comprised of immigrants from specific areas outside of the US, issuing Affinity Debit Cards for distribution to the constituents of these associations and groups;

•
Agreements with card issuing banking institutions outside of the United States providing No Borders with added resources to facilitate the disbursement and marketing of U.S. bank issued cards to those in the U.S sending funds to the cardholders and/or to those maintaining bank accounts in the foreign country.

•
Agreements with various foreign government agencies to facilitate the disbursement of bank issued debit cards in that country to residents within specific regions of the applicable country and at the same time provide resources to facilitate the marketing and disbursement of U.S. bank issued debit cards to those in the U.S. who send funds to those receiving cards from or maintaining accounts at the foreign banks.

•	Agreements to distribute prepaid stored value and debit cards through current distributors of pre-paid telephone cards to retail outlets;

•	Agreements to distribute prepaid debit cards through existing direct bill pay outlets;

•	Agreements with Employers to distribute payroll cards to their employees.

 Sources of Revenue

•	Remittance transactions through existing merchants affiliated with No Borders directly or through merchants affiliated with remittance companies acquired by No Borders.

•	Remittance transactions through remittance companies deploying the No Borders’s noboNET platform via a license.

•	Remittance transactions through debit cards distributed via the various other channels described above;

•
Transaction and monthly service fees attributed to the activation and use of the No Borders’ U.S. bank issued debit cards (such as fees charged for loading funds, purchases at POS terminals, domestic card to card transfers, balance inquiries, ATM withdrawals);

•	Processing fees and transaction fees attributed to the use of foreign bank issued debit cards linked to the No Borders noboNET platform;.

•	Fees derived from the sale of all other services and products via the debit cards managed through the No Borders’ noboNET platform;

•	Set-up and other fees from licensees of the No Borders noboNET platform;

•	Development fees paid by third parties to modify the No Borders noboNET platform for use in foreign countries and to interface with various financial institutions; and

•	Dividends from ownership interests in foreign entities.

CURRENT AGREEMENTS

Central National Bank and Trust / Elysium (Card Processing)

No Borders and the Central National Bank have established a relationship where CNB provides both card issuing and processing services for the U.S. issued noboCARD. In addition, CNB provides money transfer services for noboCARD consumers through an interactive voice response unit with distribution through Bancomer Transfer Services. No Borders is in the process of negotiating a contract that will allow for the initiation of money transfers from the U.S. noboCARD to payout distribution channels operational with noboENVIO and future payout distribution channels planned by No Borders. No Borders has contracts with CNB that include a Card Marketing Agreement, Trust Agreement, and Card Network Sponsor Agreement The noboCARD is fully operational on the CNB card processing platform, Elysium

Transaction Management Services Empasys / Security Bank of Texas (Empasys Card Load and Bill Payment Network)

No Borders and Transaction Management Services LLC (TMLLC), of Dallas Texas, have established a relationship where TMLLC provides card load and bill payment services for the noboCARD through its Empasys network, a network of retailers with over 1,500 locations throughout the United States. Development work to integrate the Empasys network with the noboNET platform is in process and is expected to be completed in early July, 2006.

Fedecaces (El Salvador Payout Network)

No Borders, and FEDECACES, a credit union and savings institution cooperative in El Salvador, have established a relationship where FEDECACES provides money transfer payout distribution through its network of over 41 credit union and savings institutions and branches through the republic of El Salvador. The network is partially operational with access to the noboNET platform through the web based noboAGENT system but additional network participants require training. Marketing and sales efforts are required to acquire consumers in U.S. corridors where El Salvadoran migrants affect money transfers to fully leverage the relationship.

 Palmeras Financial

In December 2005 the Company entered into an agreement with PalmermasFinancial Services Inc., a licensed remittance company in Florida for Palmeras to pilot the use of the noboNET platform. The pilot resulted in the consummation of additional agreements in 2006.

Agreements with credit unions in the U.S., Mexico, El Salvador and Ecuador:

These agreements provide for the credit unions to serve as originating remittance merchants in the US and payout sites outside of the US and to provide financial services to No Borders customers through the No Borders’ platform. These credit unions will also pay No Borders its standard net remittance fees (including the originating merchant commission) for one transaction per month for each beneficiary of a remittance from the U.S. who opens an account at a credit union branch, thus allowing No Borders to charge the U.S. customer nothing for one remittance per month.

EMPLOYEES

As of December 15, 2006, the Company has nine employees and consultants. The Company's CEO, and President have not received cash payment of salaries. During the first quarter of 2007, the Company intends to convert prior consulting agreements to employment agreements with management personnel, including the President, the Acting CEO, VP of Sales, and Chief Operating Officer; and the Company intends to engage a CEO to replace the Acting CEO, a Chief Financial Officer as well operational, sales and marketing staff personnel.

ITEM 2 - PROPERTIES

Company’s offices in Venice California, with space of approximately 4,500 square feet, are rented at a cost of $10,800 per month, commencing in February, 2005.

ITEM 3 - LEGAL PROCEEDINGS:

Nobosoft Corporation vs. No Borders et. al.

In July, 2005, Nobosoft Corporation commenced legal proceedings in Ontario Canada against the Company and Michael Rosenfeld, Raul Hinojosa and Ruben Sanchez claiming damages of $750,000 (USD) and seeking a declaration of ownership of property created for No Borders Inc by Nobosoft. No Borders is defending the matter vigorously and intends to remove the proceedings from Canada and to file counterclaims against Nobosoft for failure to deliver working software.

There are pending claims against our predecessor American Eagle and its subsidiaries. Badtoys Holdings Inc has agreed to assume all of these potential liabilities and claims which had been asserted against subsidiary or subsidiaries of American Eagle Manufacturing Company, and has agreed to indemnify and hold the Company harmless from and against any of such claims. The Company could be responsible for such claims if the plaintiffs prevailed and If Badtoys Holdings Inc breached such indemnification and hold harmless agreements.

1. Comerica Bank vs. American Eagle and American Eagle vs. Gregory Spak and A.E. Technologies, Inc. and Fastrak Motorcycles and Hellbent Motorcycles filed suit on June 20, 2003, Case No. Gv-818041 in the Superior Court of Santa Clara County. Comerica Bank is seeking to recover equipment that secured a loan to A.E. Technologies and Gregory Spak. A portion of the equipment has been received by American Eagle and is being stored awaiting instructions to return it to Comerica Bank. Comerica Bank is seeking $689,335. Management of Badtoys Holdings Inc is defending this matter.

2. A.E. Technologies, Inc. and Gregory Spak vs. Aemrican Eagle Corporation, Et Al filed November 6, 2003 Case No. 03CC00518 Superior Court of Orange County California. Gregory Spak and A.E. Technologies, Inc. are suing to recover assets and damages for the breach of the contract that was rescinded by American Eagle. A.E. Technologies and Gregory Spak are seeking $15,750,000 in damages. American Eagle Management feels that they have very little if any liability in this matter. The Superior Court has ordered all action in this case stayed until the case filed in Santa Clara county has been settled.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON STOCK, RELATED STOCKHOLDER  MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was traded on the Over the Counter Bulletin Board under the symbol "NBDR.OB”; we are no longer listed because our Form 10-KSB for our year ended December 31, 2005 was filed late.

The following table sets forth the quarterly high and low closing prices for our common stock on the OTCBB for the periods indicated. The prices set forth below represent inter-dealer quotations, without retail markup, markdown or commission and may not be reflective of actual transactions.

	HIGH	LOW
Fiscal Year 2005
First Quarter	$.84	$.17
Second Quarter	$.28	$.11
Third Quarter	$.35	$.06
Fourth Quarter	$.12	$.06

Fiscal Year 2004
Fourth Quarter *	$2.50	$.40
*commencing October 2004

We have never paid any dividends on the common stock. We currently anticipate that any future earnings will be retained for the development of our business and do not anticipate paying any dividends on the common stock in the foreseeable future.

EQUITY COMPENSATION PLAN INFORMATION

As of Decemberr 31, 2005 we had no option plan, outstanding options or other compensation plans.

Item 6. - RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT OF $16,878,537 AS OF DECEMBER 31, 2005, AND WE MAY NEVER ACHIEVE PROFITABILITY.

We have yet to establish any history of profitable operations. We are a development stage company and have not had any revenues since our inception in February 2002. We have incurred net losses of $13,075,832 in 2005, $3,465,045 in 2004, and $16,878,537 since inception. These losses have resulted from research and development and general and administrative expenses, with an additional $7,901,172 of that amount in impairment of goodwill expenses incurred in 2005.

WE HAVE RECEIVED AN OPINION OF GOING CONCERN FROM OUR AUDITORS. IF WE DO NOT RECEIVE ADDITIONAL FUNDING, WE WOULD HAVE TO CURTAIL OR CEASE OPERATIONS.

Our independent auditors noted in their report accompanying our financial statements for each of the years ended December 31, 2005 and December 31, 2004 that we have incurred losses and generated no revenues since inception and that additional capital will be necessary for the continuation of our existence. They further stated that the uncertainty related to these conditions raised substantial doubt about our ability to continue as a going concern. To date, we have funded our operations through equity offerings and loans. It is highly likely that we will continue to raise money through private sales of our securities, debt financing or short-term bank loans, or a combination of the foregoing.

To the extent that money is raised through the sale of our securities, the issuance of those securities will result in dilution to our existing shareholders. If we raise money through debt financing or bank loans, we may be required to secure the financing with all of our business assets, which could be sold or retained by the creditor should we default in our payment obligations. If we fail to raise sufficient funds, we would have to curtail or cease operations.

SECURING REMITTANCE AGENTS

The Company's performance depends upon its ability to secure affiliation with remittance merchants and convert them to use the No Borders platform. We cannot assure you that wecan secure the volume of merchants so as to create a viable network of customers and cardholders.

SECURING SITES FOR LOADING FUNDS ONTO THE NOBO DEBIT CARD

The Company’s performance depends upon its ability to secure agreements with networks of merchants which are not affiliated with remittance companies but which will collect and load funds onto noboCARDs for a fee. Although we have secured agreements for customer access to a significant number of these loading sites, we cannot assure you that we will continue to secure additional numbers of these loading sites so as to attract continuing expansion of customers and cardholders.

ADDITIONAL FINANCING IS REQUIRED

The conduct of the Company's business requires availability of additional funds. The Company may encounter difficulty in obtaining these funds. Moreover, even if financing were to become available, there is no assurance that it would be upon terms acceptable to the Company or favorable to its existing shareholders.

ONGOING CAPITAL REQUIREMENTS TO COVER THE “FLOAT”

Our ability to expand the number of remittance transactions in a significant manner depends on our ability to cover the sums collected by affiliated merchants from our customers for a period of approximately three days since the funds collected for transfer must be available to the intended beneficiaries immediately, while the funds so collected will not be deposited in ourbank accounts for a period of up to three days. Without such financing, we would be forced to use our own operating profits, if any, to fulfill such requirements and this would severely limit our ability to grow. The risk of loss based on fraud or theft perpetrated by those collecting funds from our customers is, per industry standards, very low (less than .05% (.0005), but we cannotsurances assure you that we will be able to secure the funds required to facilitate our intended increase in remittance transactions.

INDUSTRY COMPETITION

The Company will encounter competition from remittance companies, financial institutions and telephone companies which are already offering, or will offer in the future, the same or similar services as those proposed to be offered by the Company. Many competitors have greater financial resources and more experience in the area. There can be no assurance that the Company's offerings will be marketed successfully, or once successful, will continue to be marketed successfully. Moreover, there can be no assurance that the Company's solutions will be able to compete on a technological or cost basis with other solutions which may become available in the future. Entities may develop platforms that are competitive with or superior to the Company's solutions or which can be marketed more effectively.

DEPENDENCE ON KEY PERSONNEL

The future success or failure of the Company is dependent in the near term upon the efforts of Dr. Hinojosa, Co-founder and Chairman and President If for any reason Dr. Hinojosa's services became unavailable to the Company, the Company's future operations could be materially and adversely affected. The Company does not maintain key man life insurance or employment contracts with Dr. Hinojosa or other management.

IF THE COMPANY DOES NOT ADAPT TO RAPID TECHNOLOGICAL CHANGE, THE BUSINESS MAY FAIL.

No Borders success depends on its ability to develop new and enhanced services, and related products that meet changing customer needs. The market is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new and enhanced software, service and related product introductions. In addition, the software market is subject to rapid and substantial technological change. To remain successful, No Borders must respond to new developments in hardware and semiconductor technology, operating systems, programming technology and computer capabilities. In many instances, new and enhanced services, products and technologies are in the emerging stages of development and marketing, and are subject to the risks inherent in the development and marketing of new software, services and products. The Company may not successfully identify new service opportunities, and develop and bring new and enhanced services and related products to market in a timely manner.

If THE COMPANY'S SOFTWARE FAILS, AND IT NEEDS TO REPAIR OR REPLACE IT, COSTS COULD INCREASE.

No Borders stored value card platform could contain errors or "bugs" that could adversely affect the performance of services. Despite the existence of various security precautions, the computer infrastructure may also be vulnerable to viruses or similar disruptive problems caused by the Company's customers or third parties gaining access to the No Borders processing system. If the software fails, and the Company needs to replace or repair it, our services could be delayed and operating costs could increase.

IF THE COMPANY DOES NOT MANAGE ITS GROWTH, IT MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY.

No Borders may experience a period of rapid growth that could place a significant strain on resources. In order to manage growth successfully, No Borders will have to continue to establish operational, management and financial systems and expand its work force. A significant increase in No Borders customer base will require hiring a significant number of additional personnel. Qualified candidates may be in short supply at the time needed. In addition, the expansion and adaptation of the Company's computer and administrative infrastructure will require substantial operational, management and financial resources. The Company may not be able to expand and adapt its personnel requirements and its infrastructure to meet additional demand on a timely basis, at a commercially reasonable cost, or at all. If management is unable to manage growth effectively, hire needed personnel, and improve operational, management, and financial systems and controls, the Company may not attain or sustain profitability.

IF NO BORDERS DOES NOT MANAGE ITS CREDIT RISKS RELATED TO ITS REMITTANCE TRANSACTIONS AND MERCHANT ACCOUNTS, IT MAY INCUR SIGNIFICANT LOSSES.

No Borders intends to rely in part on the Federal Reserve's ACH system for electronic fund transfers and on different networks for the settlement of payments through our stored value card platform. We will also rely on our affiliated remittance merchants to collect and deposit funds collected. By using these established payment clearance systems, we bear the credit risks arising from stop payment orders, closed accounts, unauthorized use, disputes, customer charge backs, theft or fraud. No Borders also assumes the credit risk of merchant or remittance agent dispute, fraud, insolvency or bankruptcy in the event we attempt to recover funds related to such transactions from our remittance agents, merchants and customers. No Borders utilizes a number of systems and procedures to manage and limit credit risks, but if these actions are not successful in managing such risks, the Company may incur significant losses.

THE ELECTRONIC COMMERCE MARKET IS RELATIVELY NEW AND IF IT DOES NOT GROW, WE MAY NOT BE ABLE TO SELL SUFFICIENT SERVICES TO MAKE OUR BUSINESS VIABLE.

The electronic commerce market is a relatively new and growing service industry. If the electronic commerce market fails to grow or grows slower than anticipated or if the Company's services and related products do not maintain a proportionate degree of acceptance in this growing market, No Borders business may not grow and could even fail. For example, the security and privacy concerns of existing and potential customers may inhibit the growth of the electronic commerce market in general, and the No Borders intended customer base and revenues, in particular. Similar to the emergence of the credit card and automatic teller machine, or ATM, industries, No Borders and other organizations serving the electronic commerce market must educate users that electronic transactions use encryption technology and other electronic security measures that make electronic transactions more secure than paper-based transactions. We cannot assure you that electronic commerce will have the success of credit card or ATM industries.

CHANGES IN REGULATION OF ELECTRONIC COMMERCE AND RELATED FINANCIAL SERVICES INDUSTRIES COULD INCREASE OUR COSTS AND LIMIT OUR BUSINESS OPPORTUNITIES.

No Borders believes that it is not required to be licensed by the Office of the Comptroller of the Currency, the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks. It is possible that a federal or state agency will attempt to regulate providers of electronic commerce services, which could impede the Company's ability to do business in the regulator's jurisdiction. The Company is subject to various licensing laws and regulations relating to remittance transactions in certain states of the United States, and to the extent the Company does not obtain such licenses directly or via partnerships or acquisitions or affiliations with licensed remittance companies or banking institutions, the Company's ability to conduct remittance transactions would be impeded in those states. Given the expansion of the electronic commerce market, the Federal Reserve Board might revise Regulation E or adopt new rules for electronic funds affecting users other than consumers. Because of growth in the electronic commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on the Company's business and industry and would likely increase our costs and limit our business opportunities..

INDEMNIFICATION

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

RISKS RELATED WITH OWNERSHIP OF OUR SECURITIES

WE ARE SOLELY TRADED ON THE PINK SHEETS

Although we were previously quoted on the OTC.BB, we were delisted on ________, 2006 because we failed to file on Form 10KSB by the OTC deadline. A market maker can reapply for our common stock to be included on the bulletin board so long as we remain in compliance with bulletin board rules. In particular, there is a prohibition on including a security of a company that has missed a filing deadline three times since December 31, 2005. We have been untimely two filings so far (the From 10-KSB and the Form 10-QSB for the quarter ended March 31, 2006 and must now be timely in order to maintain our ability to have a market maker reapply for our listing. Therefore, if we have another late filing in 2006, our common stock will not be eligible for listing on the OTC.BB for a 12 month period. The “pink sheets” is considered less prestigious than the OTC.BB.

THE VALUE OF OUR COMMON STOCK MAY DECREASE DUE TO FACTORS BEYOND OUR CONTROL. THIS MAY RESULT IN SUBSTANTIAL LOSSES TO INVESTORS IF THEY ARE UNABLE TO SELL THEIR SHARES AT OR ABOVE THEIR PURCHASE PRICE.

The value of our common stock is subject to significant fluctuations due to a number of factors, including:

o
our status as a development stage company with a limited operating history and no revenues to date, which may make risk-averse investors more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the shares of a seasoned issuer in the event of negative news or lack of progress;

o	announcements of new products by us or our competitors;

o	the timing and development of our products;

o	general and industry-specific economic conditions;

o	actual or anticipated fluctuations in our operating results;

o	our capital commitments; and

o	the loss of any of our key management personnel.

In addition, the financial markets have experienced extreme price and volume fluctuations. The market prices of the securities of biotechnology companies, particularly companies like ours without consistent revenues and earnings, have been highly volatile and may continue to be highly volatile in the future, some of which may be unrelated to the operating performance of particular companies. The sale or attempted sale of a large amount of common stock into the market may also have a significant impact on the trading price of our common stock. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management's attention and resources and harm our financial condition and results of operations.

WE DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS IN THE FORESEEABLE FUTURE, WHICH MAY REDUCE YOUR RETURN ON AN INVESTMENT IN OUR COMMON STOCK.

We plan to use earnings, to the extent we have earnings, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. Therefore, any return on your investment would derive from an increase in the price of our stock, which may or may not occur.

WE MAY RAISE ADDITIONAL CAPITAL THROUGH A SECURITIES OFFERING THAT WOULD DILUTE YOUR OWNERSHIP INTEREST AND VOTING RIGHTS.

Our certificate of incorporation currently authorizes our board of directors to issue up to 200,000,000 shares of common stock and 25,000,000 shares of preferred stock. As of June_30, 2006, after taking into consideration our outstanding shares of common stock, our board of directors is entitled to issue up to 8,000,000 additional common shares and 25,000,000 preferred shares. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of our stock is generally not subject to shareholder approval.

We require substantial working capital to fund our business. If we raise additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the holders of our common stock. The issuance of additional common stock or securities convertible into common stock by our board of directors will also have the effect of diluting the proportionate equity interest and voting power of holders of our common stock.

WE WILL NEED ADDITIONAL COMMON STOCK TO RAISE CAPITAL

We have only 8,000,000 shares of common stock available for issuance. This is a very small number relative to our shares of outstanding stock. IThe Board of Directors will likely initiate an amendment to the Company’s Articles of Incorporation so as to facilitate an increase in the number of authorized shares. Such an increase requires the approval of a majority of the Company’s voting power.

WE ARE CONTROLLED BY OUR PRINCIPAL STOCKHOLDERS AND AS A RESULT, THE TRADING PRICE FOR OUR SHARES MAY BE DEPRESSED AND THESE STOCKHOLDERS CAN TAKE ACTIONS THAT MAY BE ADVERSE TO YOUR INTERESTS.

Our principal stockholder, Infospan Inc beneficially owns approximately 50% our stock. They will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the affect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in companies with controlling stockholders.

WE ARE SUBJECT TO THE PENNY STOCK RULES. THESE RULES MAY ADVERSELY AFFECT TRADING IN OUR COMMON STOCK.

Our common stock is a low-priced security under the penny stock rules promulgated under the Securities Exchange Act of 1934. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions may decrease the willingness of broker-dealers to make a market in our common stock, decrease liquidity of our common stock and increase transaction costs for sales and purchases of our common stock as compared to other securities.

Stockholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include:

(i)	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

(ii)	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

(iii)	boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

(iv)	excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and

(v)
the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward Looking Statements

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this annual report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion of our financial condition and plan of operations should be read in conjunction with the financial statements and related notes thereto. The following discussion contains certain forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed herein. We undertake no obligation publicly to release the results of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

OVERVIEW

Since inception through December 31, 2005, we have generated no revenue. We incurred net losses of $13,075,832 in 2005 and $3,465,045 in 2004. As of December 31, 2005, we had an accumulated deficit of $16,878,537.  Our continued existence is dependent upon our ability to obtain additional financing until our revenue is sufficient to cover our operations and capital requirements.. Our capital requirements for the next 12 months assuming a full rollout of products and the full development of our platform will equal approximately $1,500,000.

As of December 31, 2005, our independent auditors have added an explanatory paragraph to their report of our audited financial statements for the year ended December 31, 2005 stating that our net losses, lack of revenues and dependence on our ability to raise additional capital to continue our existence, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements and their explanatory notes included as part of this annual report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

 Revenues

For the year ended December 31, 2005, the Company generated no revenue nd no revenue was generated in 2004. For the period from January 2003 through December 31, 2003, Intercommunity Financing Corp., d/b/a No Borders ("IFC") the entity acquired by Company through the reverse merger into American Eagle Manufacturing Company had no revenue.

Costs and Expenses.

All references to the period January 1, 2003 through December 31, 2003, or reference to the period ending December 31, 2003 relate to results for Intercommunity Financing Corp., d/b/a No Borders, the entity acquired by Company through the reverse merger into American Eagle Manufacturing Company. For the year ended December 31, 2005, the Company's costs and expenses were $13,075,832 as compared to $3,465,045 for the period January 1, 2004 through December 31, 2004 and as compared to $337,660 for the period January 1, 2003 through December 31, 2003. Of those costs and expenses for 2005, $1,684,712_was based on shares issued for services, $7,901,172 was based on impairment of goodwill, $460,623 was based on abandonment loss and $372,838 was based on interest expense. Of those costs and expenses for 2004, $1,259,715 was based on shares issued for services.

Loss from Operations

The Company had a loss from operations of $4,341,199 for the year ended December 31, 2005, as compared to a loss from operations of $3,465,045 for the year ended December 31, 2004. Of the loss for 2005, $1,684,712 was based on shares issued for services.

Net Loss Per Share

The Company had a net loss per share of $0.18 for the year ended December 31, 2005.as compared to a net loss of $0.08__ per share for the year ended December 31, 2004. The lower loss per share as of December 31, 2005 is the result of a greater percentage increase in the number of outstanding shares when compared to the percentage increase in losses

Liquidity and Capital Resources

During 2005, the Company raised $1,808,100 from financing activities, of which $699,990 was raised by selling 7,334,231 shares of its common stock, with an additional $244,990 subscriptions for an 2,405,000 shares of its common stock, such stock not having been issued as of December 31, 2005; and $363,120 was raised in the form of loan proceeds and $50,000 of loan principle was repaid, leaving a balance of $`313,120; . and $500,000 in funds were raised by selling convertible debentures The Company’s sale of debentures for $500,000 is described in Note _ below. The Company borrowed from a group of individuals $250,000 in December 2004 and $50,000 in January 2005 which was secured by shares of stock issued previously to Robert M Rosenfeld and those loans were not repaid by the Company, but as of December 31, 2005, the principal had been repaid by Mr. Rosenfeld as the lenders foreclosed on the security provided.

For the year ended December 31, 2005, the Company produced no revenues. The Company does not anticipate producing nominal revenues until the second quarter, 2005. The Company will require additional working capital to rollout its business operations until the Company achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirement. The Company estimates that it requires a minimum of $750,000 during the period of June through December 2006 in order to cover its projected costs of operations and development to fulfill anticipated agreements during that same period, as well as financing to cover the remittance fund “float” of up to $200,000.. Management believes that these sums, other than the “float” financing, will be obtained by generating revenue during the third and fourth quarters of 2006 and by the sale of securities via a private placement or placements and/or be obtaining debt financing.. The Company estimates that it will generate revenue from its operations so as reach a point of break-even by June, 2007.

As of December 31, 2005, the Company's assets equaled $4,034,845 as compared to $120,489 as of December 31, 2004 .

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Stock compensation costs

We account for stock option and warrant grants issued to non-employees using the guidance of SFAS No. 123, "Accounting for Stock-Based Compensation" and EITF No. 96-18: "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," whereby the fair value of such option and warrant grants is determined using the Black-Scholes option pricing model at the date of grant.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". This Statement revises FASB Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). This Statement is effective as of the first fiscal year reporting period that begins after June 15, 2005 for large business issuers and December 15, 2005 for small business issuers. We decided to adopt SFAS 123(R) ahead of the requirement schedule in the fourth quarter of 2005. We account for stock options or other compensation to employees using SFAS No. 123(R).

Impairment of long-lived assets. We account for long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, which was adopted on January 1, 2002. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets To Be Disposed of, or SFAS No. 121. Our long-lived assets consist of land use right, notes, fixed assets, construction in process, and prepaid consulting fees. We regularly evaluate our long-lived assets, including our intangible assets, for indicators of possible impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured using discounted cash flows. In the years ending December 31,, 2004 and 2003, we performed an evaluation of our long-lived assets and noted no impairment. For the year ending December 31, 2005, we noted an impairment of goodwill in connection with our acquisition of minority interests in the stock of Infospan Private Ltd (Pakistan) and Infospan Mexico S.A. of $7,901,172..

Research and Development Costs-We account for research and development expense under the guidance of SFAS No.2, Accounting for Research and Development Costs, which was adopted in October 1974. Research and development costs are charged to operations as incurred. Our research and development costs include salaries of research and development personnel, contract service expense for software development and related travel and office expenses. The Company has expended $35,650 in software development costs through December 31, 2003 for internal use software. The software being developed is to facilitate the unified Stored Value Card platform. The software is entirely proprietary. The Company expended an additional $403,241 in development cost in 2004. In April 2004 the management reviewed the software development to date and determined while some of the code will be salvaged the project has been abandoned as written. Accordingly all software development cost incurred in 2004 were expensed in 2004. In 2005 the company expended $185,000 in additional software development costs.

Income taxes

The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting. At December 31, 2005 the Company had a net operating loss carry forward of approximately $13,559,000.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Commitments and contingencies

Development Agreement In April, 2005 the Company entered into a software development agreement with Croem, Inc whereby Croem agreed to provide required development services to complete the open and closed system card platform designed by Company. The term of the agreement is two years and calls for a monthly payment of $15,000. The Company shall own full right title and interest to the software developed at the end of the term.

Lease Commitment

On December 15, 2004, the Company entered into a lease for office space for 3 years. The lease is for $10,800 a month and required a $64,800 deposit.

As of December 31, 2005, the Company abandoned the premises and forfeited the lease deposit of $64,800 and telephone equipment with a net book value of $24,675. The Company accrued rent for the future minimum lease payments of $371,148, although management believes the lessor will accept the lease deposit and telephone equipment as complete payment for the lease and not pursue collection of remaining $371,148. The total abandonment loss recorded in the financial statements was $460,623.

Investor Relations Consulting Contracts

In January 2005 we entered into a investor relations consulting agreement with Hanover Capital Corporation for a period of two years whereby the Company committed to pay the sum of $3,500 per month and provide a total of 2,500,000 shares of its common stock, of which 1,000,000 shares were issued in 2005.

Acquisition Agreements

On September 29, 2005 the Company entered into a Stock Purchase and Strategic Alliance Agreement with Infospan Inc. Pursuant to the terms of that agreement, the Company acquired 15% of the issued and outstanding shares of Infospan Private Ltd (Pakistan) and 20% of Infospan Mexico. The agreement also included the formation of a strategic alliance, which was subsequently amended on December 29, 2005.. The Company issued 95,995,000 shares of its common stock to Infospan, Inc. and on September 29, 2005, the closing price per share equaled $.12 of the US. The value placed upo the acquisitions eaual a total of $3,730,769.

The Company closed the acquisition of ASI Cardservices International Inc and ASI Punto de Pago S.A. which was described in Company’s 10QSB filed on August 22, 2005. The agreement provided for the issuance of 400,000 shares to the shareholders of ASI Cardservices, Inc. and 74,000 shares to the shareholders of ASI Punto de Pago S.A. The closing price of the Company’s stock on the date of issuance of shares was $.10 per share.

The Company determined that it would not complete the intended acquisitions of either Samsos International Inc or Cybacom Inc. However the Company entered into a settlement agreement with Cybacom Inc in June, 2005, and obtained a non-exclusive license to utilize the card processing technology of Cybacom and the consulting services of Richard Schofield and Greg DelVecchio. Pursuant to this agreement, Cybacom received 500,000 shares of Company’s common stock plus a total of $ $50,000, payable in installments plus options to purchase 200,000 shares of Company’s common stock at an exercise price of $.25 subject to adjustment if Company failed to make the monetary payments when due; and Schofield and DelVechhio agreed to render consulting services and received an aggregate of 225,000 shares and 300,000 options to purchase Company’s common stock bearing an exercise price equal to 25% of the market price, with a floor of $.06, pus an additional 300,000 options to purchase Company’s common stock at $.25 per share, the exercise prices subject to adjustment if Company failed to make the monetary payments when due, plus payments in installments which total $60,000.

The Company determined that it would not consummate the acquisition of Froncom inc.after conducting its due diligence.

ITEM 8 - FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

The financial statements together with the independent auditors report thereon appear beginning on Page F-1 of this Report.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS/CONSULTANTS OF THE REGISTRANT

The following table sets forth the names, ages, and positions of our directors and executive officers or those providing services as consultants fulfilling the positions listed:

Name	Age	Position Held
Raul Hinojosa-Ojeda	48	Chairman, President/Director
Robert M Rosenfeld	64	Acting CEO/Director
Randy Gutierrez	48	Consultant -Operations/Technology
Guillermo Rodriguez	35	Consultant -- Sales Manager
Jorge Hinojosa	45	Vice President, Business Development
Paule Cruz Takash	49	Director

Except as otherwise set forth herein, based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the fiscal year ended December 31, 2005, beneficial owners complied with Section 16(a) filing requirements applicable to them, except:

Our executive officers are appointed by our board of directors and serve at the board's discretion. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings to our knowledge between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. None of our directors or executive officers has, during the past five years,

o
had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time,

o	been convicted in a criminal proceeding and none of our directors or executive officers is subject to a pending criminal proceeding,

o
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities, or

o
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following compensation disclosure reflects all compensation awarded to, earned by and accrued or paid to or payable to the individuals below, for the calendar year ending December 31, 2005.

INDIVIDUAL AND POSITION

COMPENSATION--2005

	PAYABLE	PAID	DEFERRED

RM ROSENFElD	$5,000/Mo.	00	$60,000 (3)
Acting CEO

RAUL HINOJOSA	$5,000/Mo.	00	$60,000 (3)
President

JORGE HINOJOSA
VP Bus Dev	$10,000/Mo.	$50,000	$70,000 (1)

WILLIE RODRIQUEZ
Consultant - Sales Mgr	$10,000/Mo.	$71,000	$49,000 (2)

RANDY GUTIERREZ	$10,0000/Mo.	$5,000	$55,000
Consultant - COO
Functiona July-Dec 2005

(1) $65,000 of the deferred amount was paid in the form of shares of common stock issued by Company based on $.05 per share, 1,300,000 shares, after Raul Hinojosa cancelled an equivalent number of shares in his name in March, 2006;.
(2) $29,000 of the deferred compensation was paid in the form of shares of common stock issued by Company at $.05 per share, 580,000 shares, after Raul Hinojosa cancelled 580,000 of shares in his name in March 2006..
(3) For payment when cash flow permits.

BIOGRAPHIES OF OFFICERS AND DIRECTORS.

Dr. Raul Hinojosa, Chairman and President

The chief visionary behind No Borders, Dr. Hinojosa is a distinguished author, speaker, and regular media guest on a variety of issues centered around international economic development. As a Founding Research Director of the North American Integration and Development (NAID) Center, and as a Professor at UCLA, Dr. Hinojosa has devoted his considerable intellectual energies to issues of trade, investment, and migration relations between the U.S., Mexico, Latin America, and the Pacific Rim. After working at the World Bank and the Inter-American Development Bank, Dr. Hinojosa originated the proposal for the North American Development Bank, which was capitalized at $3 billion by the U.S. and Mexican government in 1994. Dr. Hinojosa has also founded several successful technology companies, including the Isadra Corporation, which was sold to VerticalNet for $50 million in 2000.

Robert M. Rosenfeld, Acting Chief Executive Officer

Mr. Rosenfeld's legal expertise and business acumen bring a competitive advantage to No Borders. As the company's "Chief Architect," his ability to raise capital and construct strategic business alliances is a critical factor in positioning No Borders and accelerating its growth as a leader in the marketplace. As a respected attorney for more than 30 years, Mr. Rosenfeld has represented significant entities in entertainment and publishing. He has led business development and intellectual property ventures, and has served as an advisor to various political leaders. Mr. Rosenfeld's numerous legal articles have also helped him earn his well-deserved reputation. His most highly recognized contribution to the UCLA Law Review, "The Fourth and Fifth Amendments: Dimensions of an Intimate Relationship," confirmed the constitutional right of privacy. Until December 2004, Mr. Rosenfeld served as a member of the Board of Directors of the Audrey Hepburn Children's Fund. He is currently a member of the UCLA Roundtable.

Willie Rodriguez, Consultantant-Sales

Mr. Rodriguez is a nationally known pioneer in the remittance industry, as a result of innovative and successful sales methodologies developed through his deep understanding of the Latino market. During his 10-year career with two of the most successful remittance companies - Western Union/Orlandi Valuta and Sigue Corporation - Mr. Rodriguez perfected the art of agent recruitment and retention, resulting in a network of over 5,000 sites within the U.S. Mr. Rodriguez's close personal relationships with remittance agents, and his extensive professional network, have helped No Borders establish immediate credibility with, and access to, the remittance market. His knowledge of the industry helps ensure that No Borders pricing and commission structures offer a competitive advantage, and that the company recruits professionals of the highest quality.

Jorge Hinojosa, General Manager of Business Development

Mr. Hinojosa has significant experience in creating and managing partnerships between major U.S. corporations and community-based nonprofit organizations in the United States and Mexico. Until recently, Mr. Hinojosa was the Director of the Center for Latino Economic Opportunities at the National Council of La Raza, in Washington, DC. At No Borders, Mr. Hinojosa is leading the creation of strategic public, private, and nonprofit sector alliances that will bring affordable products and services to No Borders customers in the U.S. and abroad. In addition, Mr. Hinojosa oversees product branding and development.

Randy Gutierrez-Consultant

Randy Gutierrez has over 20 years of experience in financial services industries and 30 years of detailed product, operations and technology experience. Randy held a variety of management positions for 15 years with Wells Fargo Bank in the areas of Domestic and International Wire Transfer, ACH, Risk Control, Credit Card, Bill Payment and International Consumer Money Transfers. Randy co-founded a private payment processing company, BankServ, based in San Francisco, which specializes in outsourcing and software sales for domestic and international wire transfer and ACH processing. Randy held a variety of positions at BankServ over a period of 8 years including CIO, CTO, and General Manager of the BankServ Domestic and International Wire Transfer divisions. During his tenure at BankServ, Randy worked closely with federal and state financial regulatory bodies to ensure compliance of financial payments products, oversaw two acquisitions expanding the BankServ financial institution client base to over 350 clients both domestically and internationally, and led the Wire Transfer division to profitability through organic and acquisition growth. Randy has since focused his energies as principal of Alianza Consulting and currently assists stored value card, money transfer, and foreign exchange companies with implementing programs serving the unbanked with card, remittance, foreign exchange and other peripheral services.

Paula Cruz Tekash -Director

Dr. Paule Cruz Takash holds a Ph.D. in Sociocultural Anthropology from the University of California, Berkeley (1990). A research associate at the North American Integration and Development (NAID) Center at the University of California, Los Angeles, Takash also teaches in the UCLA Department of Chicana and Chicano Studies. Her areas of specialization include transnational migration, remittances and economic development (U.S. and Mexico); Latino immigrant participation in U.S. financial institutions (credit unions); post-1965 immigrant settlement and ethnoracial transformation of California and other regions in the United States; and ethnic and gendered politics in the U.S..Takash is currently the President of the Association of Latina and Latino Anthropologists (ALLA) and was recently appointed by Los Angeles Mayor Antonio Villaraigosa to the LA City Human Relations Commission. Board appointments include the William C. Velásquez Institute and Casa Libre; the former, a non-profit, non-partisan organization that conducts research on Latina/o political participation; the latter, a nonprofit organization based in Los Angeles that houses and otherwise supports homeless immigrant youth 12-18 years of age.

COMPENSATION OF DIRECTORS

Directors do not currently receive compensation for their services as directors, nor have they been reimbursed for expenses incurred in attending board meetings.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

We currently do not have any employment agreements with our executive officers or our consultants providing the services of a COO and General Manager of Sales.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 29, 2006 information regarding the beneficial ownership of shares of Common Stock by each person known by to own five percent or more of the outstanding shares of Common Stock, by each of the Company's Officers, by each of the Company's Directors, and by the Company's Officers and Directors as a group. The table is based upon 191,000,000 outstanding shares of common stock as of June 30, 2006.

Name and Address of Beneficial Owners	Shares of Common Stock	Percentage
RAUL HINOJOSA-OJEDA	9,345,140 (1)	4.9%
RM ROSENFELD	7,800,000 (2)	4.1%
Randy Gutierriz	580,000	,3%
Infospan Inc	95,945,339 (3)	50.2%
Jorge Hinojosa	2,449,860 (4)	1.3%
Guillermo Rodriguez	630,000 (5)	.3%
Total -individuals serving In management capacity	20,805,000 (6)	10.9%
(five persons)

CHANGE OF CONTROL

To the knowledge of management, there are no present arrangements or pledges of securities of our Company that may result in a change in control of the Company.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RM Rosenfeld, a director and acting CEO loaned the Company (through direct deposits to the Company or through payments made to third parties on the Company’s behalf) a total of $250,000 as of December 31, 2005 and 146,000 as of December 31, 2004.

In October, 2005,, Mr. Rosenfeld converted $250,000 of the sums advanced into 3,495,000 shares of the Company’s common stock and then assigned those shares to third party consultants for services rendered to the Company. The balance of advances made to the Company, less reimbursements he received,, as of December 31, 2005, was zero.

In March, 2006 Mr. Rosenfeld cancelled 1,205,000 of his shares to allow for the issuance of the same amount of shares to consultants and to lenders entitled to shares based on Company’s failure to file a registration.

In addition, each of Mr. Rosenfeld and Dr. Hinojosa have received no payment of compensation from the inception of the Company and agreed to defer payment of their agreed salary of $5,000 per month from January 1, 2005 through December 31, 2005 until such time as cash flow permits such payment , and further agreed to defer the same compensation of $5,000 from January through December, 2006, with the then current compensation of $5,000 per month.

Willie Rodriguez (Manager of Sales)and Jorge Hinojosa (VP of Business Development) and Randy Gutierrez (Consultant) deferred compensation equal to $49,000, $70,000 and $55,000 as of December 31, 2005.. In March 2006, Raul Hinojosa cancelled 1,849,860 of his shares to allow for the issuance of 1,849,860 shares to Jorge Hinojosa and 580,000 shares to Willie Rodriguez .

Item 13. PRINCIPAL ACCOUNTING FIRM FEES AND SERVICES

The following table sets forth information regarding fees incurred by our independent accountant during the last two fiscal years:

	2005		2004
Audit Fees	$	_____	$	_____
Audit Related Fees
All Other Fees		$-0-		$-0-

The Board of Directors pre-approved all fees paid to our independent auditor.

ITEM 14- EXHIBITS

The following documents are filed as part of this report:

(1) Financial Statements - See Index to Consolidated Financial Statements under Item 7 above.
(2) Exhibits - See Index to Exhibits following the signatures to this report.

The board of directors serves as the function of audit committee.

ITEM 15 SUBSEQUENT EVENTS

In the first quarter of 2006, Company amended its second agreement with Infospan Inc. The overall agreement confirmed the issuance of 70 million shares of Company’s common stock in return for (1) Infospan guaranteeing a $500,000 loan to Company by third party investors; (2) Infospan agreeing to attempt to purchase the agreements and rights acquired by Bridgepoint Partners LLC and Miller Ventures, LLC; (3) Infospan providing the resources to accelerate the full development of the Company’s stored value card platform; (4) Infospan providing the funds to build up to three interfaces with banking institutions outside of the United States; and (5) Infospan assisting Company In efforts to secure agreements with foreign banking institutions, and targeting the Persian Gulf region among others.

In the first quarter of 2006, Magvisor Inc., an affiliate of Infospan Inc. purchased the debentures and other rights acquired by Bridgepoint Partners LLC and Miller Ventures, LLC for the sum of $600,000, whereby each of Bridgepoint and Miller retained 1,000,000 of the 5,000,000 Warrants previously issued to them by Company, amending the Warrants to eliminate any re-set conversion price. Magvisor was issued the remaining 8,000,000 Warrants.

On May 2006, Magvisor Inc converted the debentures acquired and was issued 6,000,000 shares of Company’s restricted common stock, converting at 10 cents per share, plus 150,000 shares converting interest accrued from the date Magvisor purchased the debentures to the date of conversion.; moreover, the 8,000,000 Warrants held by Magvisor were terminated with 1,200,000 Warrants re-issued to Magvisor, such Warrants eliminating the prior re-set conversion provisions and reducing the term of the Warrant from 10 years to two years. In consideration of the conversion of the debentures at the initial conversion rate of 10 cents per share, taking into account the sums paid by Magvisor to purchase the debentures and eliminating any penalties accrued under the terms of the original debentures as well as eliminating interest which had accrued from the date the original debentures were issued to the date of Advisor’s purchase, the elimination of the mandatory registration rights and the penalties associated with such rights and the elimination of any re-set provisions, the Company issued to Magvisor an additional 6,800,000 shares of its common stock. Company also agreed to file a registration statement within 90 days and include 5,000,000 of the shares issued in such registration statement; moreover Company agreed to include the remaining shares issued in any registration statement following the first registration filed by Company pursuant to a “piggyback” registration right, subject to certain limitations.

In the first quarter of 2006, the Company entered into an agreement with Morgan Beaumont on whereby Morgan Beaumont agreed to provide access to its approximate 150,000 locations nationwide for the loading of funds onto the No Borders open system (bank issued) stored value card.

Company entered into an agreement with Western ATM -whereby its30,000 Concena Load branches provide access for the loading of funds onto the No Borders open system stored value cards.

Company signed an agreement with HSBC in Mexico , the terms of which call for HSBC to provide payout services at all of its branch locations in Mexico for remittances originating from the No Borders platform, such payout services to include payments of sums remitted in both pesos and dollars, at no charge; the agreement also calls for direct deposits of remittances from the U.S. into existing accounts at HSBC. In addition, the agreement provides for recipients of HSBC issued debit cards receiving funds through the No Borders’ platform to receive cash at no charge at 5000 ATM locations.

Company entered into agreements with Palmeras Financial Services Inc, a licensed remittance company. The first agreement grants to Palmeras a license to utilize the No Borders Platform and closed card system for remittance, the terms of which provide No Borders with transaction fees for each remittance transaction at an average of $3.00 per transaction, The agreement also calls for Palmeras agents to distribute the No Borders open system stored value card, commencing in the third quarter of 2006 Additional Palmeras remittance agent sites are to be secured through the marketing efforts of No Borders. In addition, through Palmeras’ affiliations, No Borders has the unrestricted right to access over 4900-payout sites in Mexico plus Bancomer branches in 18 other countries with respect to any remittances originating through the No Borders platform. No Borders further agreed to enter into an agreement to acquire Palmeras pursuant to a definitive agreement which is to be prepared and submitted, providing for a scheduled closing prior to the end of the 2006 calendar year, subject to due diligence. The precise financial terms are currently being negotiated.

During 2006, R.Michael Rosenfed, Raul Hinojosa and Jorge Hinojosa each loaned the Company the sums of $123,273, $343,447 and $69,000, respectively, each such loan to be repayable on demand with interest accruing from the date of Company’s receipt of loan proceeds at the rate of 5% per annum. Each is entitled to convert the unpaid principle of the loans made based upon the market price of Company’s common stock at the date(s) of conversion, but in no event at less than $.10 per share; in addition, for each $100,000 loaned, the Company agreed to issue options to purchase 300,000 shares, or a prorate portion based upon the amount loaned, of Company’s common stock at a price of $.05 per share.
During the last quarter of 2006, the Company borrowed a total of $300,000 from two different lenders. The term of each loan is one year with interest accruing at 20% per annum. The Company agreed to issue options to each lender to purchase 300,000 shares of its common stock for each $100,000 in loan principle received, with the exercise price established to $.05 per share.

In July, 2006, Mark Abdou loaned the Company $12,500 and paid that sum directly to Mendoza Berger & Company, LLP, the Company’s auditors. The term of the loan was one year, and bore interest at 12% per annum. The principle amount of the loan is convertible into shares of Company’s common stock at $.02 per share; In addition, Mr Abdou was granted Warrants to purchase 1,200,000 shares of Company’s common stock at $.02 per share.
In April 2006, members of the law firm of Richardson & Patell loaned the Company $27,475. The term of the loan was one year and the principle amount of the loan plus accrued interest at 12% per annum is convertible into Company’s common stock at $.05 per share.

FINANCIAL STATEMENTS AND NOTES TO FINANCIAL STATEMENTS

INTERCOMMUNITY FINANCING COPR. dba
NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
FINANCIAL STATEMENTS
FOR THE YEAR ENDED
DECEMBER 31, 2005 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Intercommunity Financing Corp. dba No Borders

We have audited the accompanying balance sheet of Intercommunity Financing Corp. dba No Borders(a development stage company) and its subsidiary (the Company) as of December 31, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Intercommunity Financing Corp. dba No Borders as of December 31, 2004, were audited by other auditors whose report dated April 12, 2005, expressed an unqualified opinion on those statements (the April 12, 2005 report was modified related to the uncertainty of the Company’s ability to continue as a going concern), have been furnished to us.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intercommunity Financing Corp. dba No Borders, Inc. and its subsidiary as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 3, the Company has incurred recurring operating losses and has an accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

Irvine, California
June 30, 2006

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31

ASSETS

	2005	2004

Current assets:
Cash	$2,039	$-

Total current assets	2,039	-

Fixed assets:
Computers	37,434	35,197
Leasehold improvements	-	4,200
Accumulated depreciation	(20,417)	(8,708)

Total fixed assets, net	17,017	30,689

Deferred financing costs, net (Note 4)	285,020	-
Minority interest (Note 9)	3,730,769	-
Deposits	-	64,800
License	-	25,000

Total assets
	$4,034,845	$120,489

The accompanying notes are an integral part of these financial statements.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
BALANCE SHEETS
DECEMBER 31

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	2005	2004
Current liabilities:
Bank overdraft	$8,492	$17,205
Accounts payable	45,388	17,276
Accrued rent	371,148	-
Late registration fees payable (Note 7 and 9)	359,000	-
Notes payable related party (Note 6)	248,120	200,000
Interest payable	133,164	-
Notes payable (Note 6)	565,000	-

Total current liabilities	1,730,312	234,481

Commitments and contingencies (Note 8)	-	-

Stockholders’ deficit:
Common stock, 200,000,000 shares authorized,
par value $0.001, 169,542,359 and 48,886,686 shares
issued and outstanding at December 31, 2005 and
2004, respectively	169,542	48,887
Common stock subscribed not issued, 2,405,000 shares	244,990	-
Additional paid in capital	18,768,538	3,639,826
Deficit accumulated during development stage	(16,878,537)	(3,802,705)

Total stockholders’ equity (deficit)	2,304,533	(113,992)

Total liabilities and stockholders’ equity (deficit)	$4,034,845	$120,489

The accompanying notes are an integral part of these financial statements.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2005 AND 2004
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31

	2005	2004	Cumulative From Inception (October 25, 2002) Through December 31, 2005

Revenues	$-	-	-
Expenses:
Marketing and sales	12,692	12,462	25,154
General and administrative	4,328,507	3,452,583	8,118,750

Total expenses	4,341,199	3,465,045	8,143,904

Loss from operations	4,341,199	3,465,045	8,143,904

Other expense
Abandonment loss (Note 8)	460,623	-	460,623
Impairment of goodwill (Note 9)	7,901,172	-	7,901,172
Interest expense	372,838	-	372,838

Loss before income taxes	(13,075,832)	(3,465,045)	(16,878,537)

Income taxes (Note 5)	-	-	-

Net loss	$(13,075,832)	$(3,465,045)	$(16,878,537)

Net loss per share - basic and diluted	$(0.18)	$(0.08)

Weighted average number of stock outstanding - basic and diluted	72,142,308	45,249,436

The accompanying notes are an integral part of these financial statements.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2005 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31

					Deficit
	Common Stock				Accumulated
			Stock	Additional	During
	Stock	Common	Subscribed	Paid-In	Development
	Issued	Stock	Not Issued	Capital	Stage	Total

Common stock outstanding, October 25, 2002	-	$-	$-	$-	$-	$-
Initial shares issues	525	-		-	-	-
Net loss	-	-	-	-	-	-

Balance at December 31, 2002	525	-	-	-	-	-
Capital contributed	-	10,000	-	-	-	10,000
Net loss	-	-	-	-	(337,660)	(337,660)

Balance, December 31, 2003	525	10,000	-	-	(337,660)	(327,660)

Notes payable converted to stock and shares sold	475	2,418,998	-	-	-	2,418,998
Reverse acquisition	44,870,686	(2,384,126)	-	2,384,126	-	-
Common stock issued for services	4,015,000	4,015	-	1,255,700	-	1,259,715
Net loss	-	-	-	-	(3,465,045)	(3,465,045)

Balance at December 31, 2004	48,886,686	48,887	-	3,639,826	(3,802,705)	(113,992)

The accompanying notes are an integral part of these financial statements.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2005 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31

Deficit
Common Stock				Accumulated
		Stock	Additional	During
Stock	Common	Subscribed	Paid-In	Development
Issued	Stock	Not Issued	Capital	Stage	Total

Common stock issued for cash	7,334,231	7,334	-	692,656	-	699,990
Common stock issued for services	11,475,895	11,476	-	1,673,236	-	1,684,712
Common stock issued for settlement payment	750,000	750	-	104,250	-	105,000
Common stock issued in connection with penalty payments	1,181,208	1,181	-	281,993	-	283,174
Common stock issued in connection with payments of loan guarantees	3,495,000	3,495	-	311,055	-	314,550
Intrinsic value of beneficial conversion features of notes	-	-	-	330,000	-	330,000
Warrants issued	-	-	-	200,000	-	200,000
Common stock subscribed	-	-	244,990	-	-	244,990
Common stock issued for ASI acquisition	474,000	474	-	118,026	-	118,500
Common stock issued for Infospan acquisition	95,945,339	95,945	-	11,417,496	-	11,513,441
Net loss	-	-	-	-	(13,075,832)	(13,075,832)

Balance at December 31, 2005	169,542,359	$169,542	$244,990	$18,768,538	$(16,878,537)	$2,304,533

The accompanying notes are an integral part of these financial statements.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2005 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	Cumulative From Inception (October 25, 2002) Through December 31, 2005

Cash flows from operating activities:
Net loss
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock issued for services and fees
Impairment of goodwill
Depreciation and amortization
Loss on disposal of assets
Changes in operating assets and liabilities:
Deposits
Bank overdraft
Accounts payable
Accrued rent
Late registration fees payable
Interest payable
	$(13,075,832) 2,337,436 7,901,172 50,573 63,285 64,800 (8,713) 28,112 371,148 359,000 133,164	$(3,465,045) 1,259,715 - 8,708 35,650 (64,800) 17,205 11,406 - (3,030) -	$(16,878,537) 3,591,091 7,901,172 59,281 98,935 (10,039) 8,492 45,388 374,178 359,000 136,194
Net cash used in operating activities	(1,775,855)	(2,200,191)	(4,314,845)

Cash flows from investment activities:
Acquisition (disposal)of assets	(30,206)	(54,358)	(120,214)
Net cash used in investment activities	(30,206)	(54,358)	(120,214)
Cash flows from financing activities: Stockholder loan borrowings Stockholder loan payments Subscribed stock Issuance of common stock Issuance of notes payable Capital contributed	- - 244,990 699,990 863,120 -	- (32,989) - 2,038,998 200,000 -	152,418 (152,418) 244,990 2,738,988 1,443,120 10,000
Net cash provided by financing activities	1,808,100	2,206,009	4,437,098
Net increase (decrease) in cash Cash, beginning of period	2,039 -	(48,540) 48,540	2,039 -
Cash, end of period	$2,039	$-	$2,039
Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

1. HISTORY AND ORGANIZATION OF THE COMPANY

No Borders, Inc. and subsidiary (formerly) Intercommunity Financing Corp. dba No Borders (the Company) was incorporated on October 25, 2002 as Intercommunity Financing Corp. in California. Beginning in 2003, the Company adopted the dba of No Borders. On October 21, 2004, a Share Exchange Agreement was entered into between the American Eagle Manufacturing Company and Intercommunity Financing Corp dba No Borders, Inc. The agreement was deemed effective as of September 30, 2004, wherein American Eagle Manufacturing Company agreed to issue 40,000,000 shares of its restricted common stock to the shareholders of the Company in exchange for 100% of the issued and outstanding common stock of the Company. On October 21, 2004, the American Eagle Manufacturing Company changed its name to No Borders, Inc. The Company is classified as a development stage entity since it devotes most of its activities to establishing business and its principal activities have not yet commenced.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities to be cash equivalents.

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation is computed on the straight-line basis over their estimated useful life of three years for computers and 39 years for leasehold improvements. Depreciation expense was $17,825 and $8,708 for the years ended December 31, 2005 and December 31, 2004, respectively.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impairment of Long-Lived Assets

The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) effective August 1, 2002. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill amortization to cease and for goodwill to be periodically reviewed for impairment.

Under SFAS No. 142, goodwill impairment occurs if the net book value of a reporting unit exceeds its estimated fair value. The test completed in the second and third quarter of 2004 indicated that the recorded book value of the goodwill exceeded its fair value, as determined by discounted cash flows.

The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

On February 27, 2004, the Company entered into a license agreement valued at $25,000 to use “Balance” Mural Images logo for a five year period and the right to renew for an additional five years with notification and payment of an additional fee. On December 12, 2005, the Company adopted a new logo and expensed the license.

Software Development Costs

The Company expensed $35,650 in software development costs through December 31, 2003 for internal use software. The software was developed to facilitate the unified Stored Value Card platform. The software was entirely proprietary. The Company expensed an additional $403,241 in development cost in 2004. In April 2005, the management reviewed the software development to date and determined while some of the code will be salvaged the project has been abandoned as written. Accordingly all software development cost were expensed in 2004.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments

Financial instruments consist principally of cash and payables. The estimated fair value of these instruments approximate their carrying value.

Stock Based Compensation

The Company did not issue any stock-based employee compensation during the years ended December 31, 2005 and 2004.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary charge to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2005 and 2004 and for subsequent periods.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”), which is effective as of the beginning of the first interim or annual period beginning after December 31, 2005. SFAS 123R requires all share-based payments to employees to be expensed over the requisite service period based on the grant-date fair value of the awards. The Statement allows for either prospective or retrospective adoption and requires that the unvested portion of all outstanding awards upon adoption be recognized using the same fair value and attribution methodologies previously determined under Statement No 123, “Accounting for Stock-Based Compensation”. Since the Company does not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on the Company’s results of operations or financial condition.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on the financial statements.

Income Taxes

Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net Loss Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, “Earnings Per Share”, which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of loss per common share (basic and diluted) is based on the weighted average number of stock actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

Reclassifications

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets”, an amendment of APB Opinion No. 29, “Accounting for Nonmonetary Transactions” (“FAS 153”). This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments”, an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets”. This Statement:

a.	permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b.	clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c.
establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d.	clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e.
amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4(c) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently evaluating the impact of SFAS 155.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for companies with fiscal years ending after November 15, 2006 and is required to be adopted by the Company in its fiscal year ending December 30, 2006. The Company is currently assessing the impact, if any, of the adoption of SAB No. 108.

The Company has reviewed recent accounting pronouncements that have been adopted and have concluded that they will not have any material impact on its financial statements.

3. GOING CONCERN

The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since late 2002, sustained significant losses and has used capital raised through the issuance of stock and stock subscriptions to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

Management believes that actions currently being taken to revise the Company’s funding requirements will allow the Company to continue its development stage operations. However, there is no assurance that the necessary funds will be realized by securing debt or through stock offerings. No adjustment has been recorded in the financial statements that may result from the outcome of this uncertainty.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

4. DEFERRED FINANCING COSTS AND IMPUTED INTEREST

The Company has paid certain financing fees associated with debentures issued to BridgePointe Partners, LP and Miller Investments, LLC (see Note 6), which are being amortized over the term of the debentures.

The components of the deferred financing costs are as follows at December 31:

	2005		2004
Deferred financing costs Less: accumulated amortization of fees	$330,000 (44,980)	$	- -
Net deferred financing costs	$285,020		$-

5. INCOME TAXES

The components of the deferred tax assets are as follows:

	2005	2004

Deferred tax assets:
Net operating loss carry-forward	$5,319,000	$476,000
Accrued expenses	365,000	-
Valuation allowance	(5,684,000)	(476,000)
Net deferred tax assets	$-	$-

The Company had available approximately $13,559,000 and $1,400,000 of unused federal net operating loss carry-forwards at December 31, 2005 and 2004, respectively that may be applied against future taxable income. These net operating loss carry-forwards expire through 2025. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards. Change in ownership provisions may limit the benefits from net operating losses for tax purposes. The Company has not determined the impact of any limitations.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2005 and 2004, valuation allowances for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

5. INCOME TAXES (Continued)

Reconciliation of the differences between the statutory tax rate and the effective income tax rates are as follows:

	2005	2004

Statutory federal tax benefit rate	34.00%	34.00%
Statutory state tax benefit rate	5.83%	0.00%
	39.83%	34.00%

Valuation allowance	(39.83%)	(34.00%)

Effective income tax rate	0.00%	0.00%

6. NOTES PAYABLE

During 2003, the Company entered into a series of notes payable with individuals. The notes were due December 28, 2004 and bear interest at 5% per annum. The notes had conversion rights to shares of the Company’s common stock. The notes’ co-makers are two shareholders of the Company. The holders of these notes converted them to common stock in October 2004.

In December 2004, the Company borrowed $200,000 from three individuals. The individuals were granted 500,000 shares of common stock valued at $.13 per share or $65,000 as an inducement to enter this transaction. The note was for 60 days at 12% interest. In addition a major shareholder of the Company pledged 2,000,000 shares of his stock as additional security for the loan. The loan was not paid by the Company when due and the underlying lender, a bank, seized the collateral in satisfaction of the loan. The Company issued 3,495,000 shares to the majority shareholder in satisfaction of the guarantee (see Note 9).

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

6. NOTES PAYABLE (Continued)

In June 2005, the Company entered into a note payable agreement with an individual to borrow $5,000. The note was due December 2005 and bears interest at 10% per annum. The note provides the right for the Company to convert any unpaid principal and interest to Company common stock equal to $.20 per common share of Company common stock if during the seven trading day period immediately preceding the conversion date as specified by the Company if the Company average closing stock price equals or exceeds $.30 per share. The notes provides the right for the lender to convert any unpaid principal and interest to Company common stock equal to 80% of the average closing price of Company common stock during the seven trading day period immediately preceding the conversion date as specified by the lender if during the seven trading day period immediately preceding the conversion date as specified by the lender, the Company average closing stock price equals or exceeds $.40 per share. In addition, the Company agreed to issue 5,000 shares of common stock valued at $3,307 as a fee to initiating the loan, but such shares were not issued as of December 31, 2005.

In July 2005, the Company entered into a note payable agreement with an individual to borrow $10,000. The note is due January 2006 and bears interest at 10% per annum. The notes provides the right for the lender to convert any unpaid principal and interest to Company common stock equal to 75% of the average closing price of Company common stock during the seven trading day period immediately preceding the conversion date as specified by the lender. In addition, the Company agreed to issue 10,000 shares of common stock valued at $10,440 as a fee to initiating the loan, but such shares were not issued as of December 31, 2005. In connection with the note payable, the Company accrued $6,111 of interest expense related to the beneficial conversion rights of this note.

In July 2005, the Company entered into a note payable agreement with an individual to borrow $25,000. The note is due January 2006 and bears interest at 10% per annum. The note provides the right for the lender to convert any unpaid principal and interest to Company common stock equal to 75% of the average closing price of Company common stock during the seven trading day period immediately preceding the conversion date as specified by the lender. In addition, the Company issued 100,000 shares of common stock valued at $26,100 as a fee to initiating the loan. In connection with the note payable, the Company accrued $15,278 of interest expense related to the beneficial conversion rights of this note.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

6. NOTES PAYABLE (Continued)

In August 2005, the Company entered into a note payable agreement with an individual to borrow $25,000. The note was due February 2006 and bears interest at 10% per annum. The notes provides the right for the Company to convert any unpaid principal and interest to Company common stock equal to $.20 per common share of Company common stock if during the seven trading day period immediately preceding the conversion date as specified by the Company if the Company average closing stock price equals or exceeds $.30 per share. The notes provides the right for the lender to convert any unpaid principal and interest to Company common stock equal to 80% of the average closing price of Company common stock during the seven trading day period immediately preceding the conversion date as specified by the lender if during the seven trading day period immediately preceding the conversion date as specified by the lender, the Company average closing stock price equals or exceeds $.40 per share. In addition, the Company agreed to issue 25,000 shares of common stock valued at $4,504 as a fee to initiating the loan, but shares were not issued as of December 31, 2005. In connection with the note payable, the Company accrued $4,948 of interest expense related to the beneficial conversion rights of this note.

Notes Payable to Related Parties

In August 2005, Company borrowed an aggregate of $35,000 pursuant to an unsecured promissory note to a related party. The note is due on demand and bears interest at 5% per annum.

In 2005, Company borrowed $10,000 pursuant to an unsecured promissory note to a related party. The note is due on demand and bear interest at 5% per annum.

In November 2005, The Company borrowed $203,120 from Infospan Inc. pursuant to an unsecured promissory note. The note is due in one year and bears interest at 20% per annum.

7.  CONVERTIBLE DEBENTURES

In September 2005, the Company entered into agreements with BridgePoint Partners LLC and Miller Ventures, LLC, issuing two $250,000 debentures which are redeemable in September 2007, bear interest at 8% per annum and are convertible into shares of Company’s common stock at a price equal to the lesser of the market price at the date of issuance or $.10 per share. In connection with these debentures, the Company accrued $330,000 of deferred financing costs related to the beneficial conversion rights. The Company expensed $44,980 of the deferred financing costs for the year ended December 31, 2005 (see Note 4). The Company accrued $195,000 of late registration fees for failing to file a registration statement by a specific date.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

8. COMMITMENTS AND CONTINGENCIES

On October 22, 2004, the Company as American Eagle Manufacturing Company, sold substantially all of its assets related to its custom motorcycle manufacturing business to its former parent company, Bad Toys Holdings, Inc. As consideration and payment for the assets, the shareholders of No Borders, Inc., were to receive 1,818,182 shares of the Bad Toys Holdings, Inc. restricted common stock and Bad Toys Holdings, Inc. assumed all liabilities and obligations of the American Eagle Manufacturing Company outstanding on the date of purchase. No Borders, Inc. remains primarily liable on these obligations until paid by Bad Toys Holding, Inc. As of December 31, 2005, the 1,818,182 shares of Bad Toys Holdings, Inc. had not been issued.

The Company is a defendant in a lawsuit with Nobosoft Corporation, which involves allegations that the Company used the plaintiff’s code in software developed by the Company. The Company believes that the allegations against the Company and have no substance or merit and intends to vigorously defend the suit. The Company does not expect the effect, if any, of the outcome of this litigation to be material to the Company’s financial condition.

On December 15, 2004, the Company entered into a lease for office space three years. As of December 31, 2005, the Company abandoned the premises and forfeited the lease deposit of $64,800 and telephone equipment with a net book value of $24,675. The Company accrued rent for the future minimum lease payments of $371,148, although management believes the lessor will accept the lease deposit and telephone equipment as complete payment for the lease and not pursue collection of remaining $371,148. The total abandonment loss recorded in the financial statements related to these premises was $460,623.

9. COMMON STOCK

Issued and Outstanding

The Company is authorized to issue 200,000,000 shares of $0.001 par value common stock. As of December 31, 2005 and 2004, the Company had 169,542,359 and $48,886,686 shares of common stock issued and outstanding, respectively. As discussed below, the Company had 2,405,000 shares in the amount of $244,990 subscribed for future issuance as of December 31, 2005. There were no subscribed shares at December 31, 2004.

In September 2004, the Company completed a Share Exchange Agreement between the Company and Intercommunity Financing Corp. wherein the Company issued 44,870,686 shares of common stock to the shareholders of Intercommunity Financing Corp in exchange for 100% of the issued and outstanding common stock of Intercommunity Financing Corp.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

9. COMMON STOCK (Continued)

During the year ended December 31, 2004, the Company issued an aggregate of 4,015,000 shares of common stock to various outside service providers in exchange for various consulting and professional services. The shares were issued at the par value of $0.001 per share, which represented the fair value of the stock issued, which did not differ materially from the value of the services rendered.

On February 15, 2005, the Company entered into a Share Exchange Agreement with the shareholders of two dormant card service companies, to acquire 100% of the outstanding stock of the companies for 474,000 shares of the Company’s common stock. The value placed on the assets acquired equals the closing market price of the shares of Company’s common stock of $118,500 based on the February 15, 2005 agreement date. As of December 31, 2005, the amount of the consideration in excess of the value of $118,500 had been expensed in the statements of operations as impairment of goodwill.

On September 23, 2005, the Company entered into an agreement with InfoSpan Inc. and, as a part of that agreement, the Company acquired a 20% of the outstanding stock of InfoSpan Mexico SA, its operating corporation in Mexico as well as 15% of the outstanding stock of InfoSpan Private Ltd. (Pakistan), its operating company in Pakistan. The value placed on the assets acquired equals the closing market price of the shares of Company’s common stock issued to Infospan Inc., or $11,513,441 based on the issuance of 95,945,339 shares at $0.12 per share. As of December 31, 2005, the amount of the consideration in excess of the value of goodwill in the amount of $7,901,172 has been expensed in the statements of operations as impairment of goodwill.

During the year ended December 31, 2005, the Company issued an aggregate of 11,475,895 shares of common stock to various outside service providers in exchange for various consulting and professional services. The shares were issued at the par value of $0.001 per share, which represented the fair value of the stock issued. This value did not differ materially from the value of the services rendered.

During the year ended December 31, 2005, the Company issued 7,334,231 shares of common stock pursuant to private placement agreements and received net cash proceeds of $699,990.

During the year ended December 31, 2005, the Company issued 3,495,000 shares of common stock to a shareholder to satisfy the repayment of a $250,000 note payable the shareholder paid on behalf of the Company.

During the year ended December 31, 2005, the Company issued 750,000 shares of common stock for settlement of a contract. The fair value of the settlement was $105,000.

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

9. COMMON STOCK (Continued)

During the year ended December 31, 2005, the Company entered into agreements with various third parties that provided funding to the Company, whereby the Company guaranteed issuance of predetermined numbers of shares of common stock to these third parties if the Company failed to file a registration statement by specified dates. The Company issued 1,181,208 shares of common stock with a fair value of $283,174 pursuant to these agreements. The Company also accrued $164,000 for shares owed under a guarantee agreement for which the Company has not yet issued the common stock. The value of the guarantees was based upon the market price of Company stock as of the date the common stock was to be issued in accordance with the agreement.

Additional penalties were accrued in connection with the debentures discussed in Note 7. The total late registration fees payable are $359,000 at December 31, 2005.

Shares Subscribed, Not Issued

During the year ended December 31, 2005, the Company, through private placements, subscribed 2,405,000 shares of common stock to investors for cash of $244,990. The shares had not been issued as of December 31, 2005.

10. WARRANTS CONVERTIBLE TO COMMON STOCK

The Company granted warrants in connection with the convertible debentures (see Note 7), whereby the Company is required to issue the a warrant equal to the original principle amount of the initial debenture divided by the initial conversion price multiplied by 200%. The exercise price of the warrant is equal to the lower of $.10 per share or the price on each three month anniversary of the date of issue of the debenture. The value attributed to the warrants has been credited to additional paid-in capital. The Company did not grant any stock options during the years ended December 31, 2005 or 2004.

Transactions involving warrants are summarized below:

	Warrants outstanding	Weighted average exercise price
Balance at December 31, 2004 Granted Exercised Cancelled	- 10,000,000 - -	$	- 10,000,000 - -
Balance at December 31, 2005	10,000,000		$992,246

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

10. WARRANTS CONVERTIBLE TO COMMON STOCK (Continued)

The following is a further breakdown of the warrants outstanding as of December 31, 2005:

Exercise Prices	Number Outstanding and Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding and Exercisable

$0.10	1,000,000	1.73	$0.10

	1,000,000	1.73	$0.10

11. SUPPLEMENTAL CASH FLOW DISCLOSURES

In addition to cash provided or used for operations, investing, and financing, the Company had the following non-cash investing and financing activities:

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	Cumulative From Inception (October 25, 2002) to December 31, 2005
Common stock issued for financing	$283,174	$-	$283,174
Common stock issued for services	$1,684,712	$1,259,715	$2,944,427
Common stock issued for beneficial conversion feature	$530,000	$-	$530,000
Common stock issued for license settlement	$105,000	$-	$105,000
Common stock issued for payment of note	$250,000	$-	$250,000
Common stock issued for guarantee of note payable	$314,550	$-	$314,550
Common stock issued for ASI acquisition	$118,500	$-	$118,500
Common stock issued for Infospan acquisition	$11,513,441	$-	$11,513,441

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

NO BORDERS, INC.

Date: January 9, 2007	By:	/s/ Raul Hinojosa-Ojeda
Raul Hinojosa-Ojeda President

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NO BORDERS, INC.
(Registrant)

Signature	Title	Date

/s/ Robert M. Rosenfeld
Robert M. Rosenfeld	Chief Financial Officer and President and Director (Principal Executive Officer and Principal Accounting Officer)	January 9, 2007

/s/ Paula Cruz Tekash
Paula Cruz Tekash	Director	January 9, 2007

/s/ Robert M. Rosenfeld
	Director, Acting Chief Executive	January 9, 2007

Exhibit Index

Exhibit No.	Description
3.1(1)	Amended and Restated Articles of Incorporation
3.2(1)	Amended Bylaws
3.3(2)	Certificate of Amendment
21	Subsidiaries of the Registrant
31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32	Certification of Chief Executive Officer and Chief Financial Officer, as required by Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350)

(1) Previously filed with Form 8-K filed on December 13, 2001.
(2) Previously filed with Form 8-K filed on January 27, 2003.