Form 10KSB/A
period 2005-12-31
No Borders, Inc.
filed 2007-01-18
CIK 1091418

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB
Amendment 1

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

18301 VON KARMAN IRVINE CA 92612
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

EXPLANATION OF AMENDMENT

The Company is filing this amendment to Form 10-KSB for the fiscal year ended December 31, 2005 for the following reasons:

1.
The written consent from the Company’s prior auditor, Pollard-Kelley Auditing Services, Inc., relating to the audited report for the year ended December 31, 2004, was inadvertently omitted from the audit report for the fiscal year ended December, 31, 2005. Such written consent is included in this amendment:

2.
The audit report for the fiscal year ended December 31, 2005 incorrectly referred to a subsidiary of company, Intercommunity Financing Corp. dba No Borders, rather than to the Company itself, No Borders, Inc. The audit report included in this amendment now correctly refers to the company. No Borders, Inc.

3.	The correction of the following typographical errors contained in the form 10-KSB filing for the fiscal year ended December 31, 2005:
-Page 1: the address of the principal executive offices should be 18301 Von Karman, rather than 18301 Von Karmon;

-Page 13: the date of delisting from OTC.BB is May 24, 2006, which was inadvertently omitted from the prior filing;

-Page 17: under ‘Liquidity and Capital Resources,” the number of the note to the financial statement relating to the company’s sale of debentures for $500,000 was inadvertently omitted from the prior filing. The number “7” has now been included.

There are no other changes to the Form 10-KSB filing other than those set forth in items 1-3, above.

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

RISKS RELATED WITH OWNERSHIP OF OUR SECURITIES

WE ARE SOLELY TRADED ON THE PINK SHEETS

Although we were previously quoted on the OTC.BB, we were delisted on May 24, 2006 because we failed to file on Form 10KSB by the OTC deadline. A market maker can reapply for our common stock to be included on the bulletin board so long as we remain in compliance with bulletin board rules. In particular, there is a prohibition on including a security of a company that has missed a filing deadline three times since December 31, 2005. We have been untimely two filings so far (the From 10-KSB and the Form 10-QSB for the quarter ended March 31, 2006 and must now be timely in order to maintain our ability to have a market maker reapply for our listing. Therefore, if we have another late filing in 2006, our common stock will not be eligible for listing on the OTC.BB for a 12 month period. The “pink sheets” is considered less prestigious than the OTC.BB.

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

Net Loss Per Share

The Company had a net loss per share of $0.18 for the year ended December 31, 2005.as compared to a net loss of $0.08 per share for the year ended December 31, 2004. The lower loss per share as of December 31, 2005 is the result of a greater percentage increase in the number of outstanding shares when compared to the percentage increase in losses

Liquidity and Capital Resources

During 2005, the Company raised $1,808,100 from financing activities, of which $699,990 was raised by selling 7,334,231 shares of its common stock, with an additional $244,990 subscriptions for an 2,405,000 shares of its common stock, such stock not having been issued as of December 31, 2005; and $363,120 was raised in the form of loan proceeds and $50,000 of loan principle was repaid, leaving a balance of $`313,120; . and $500,000 in funds were raised by selling convertible debentures The Company’s sale of debentures for $500,000 is described in Note 7 below. The Company borrowed from a group of individuals $250,000 in December 2004 and $50,000 in January 2005 which was secured by shares of stock issued previously to Robert M Rosenfeld and those loans were not repaid by the Company, but as of December 31, 2005, the principal had been repaid by Mr. Rosenfeld as the lenders foreclosed on the security provided.

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
DECEMBER 31, 2005 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
No Borders, Inc. and Subsidiary

We have audited the accompanying balance sheet of No Borders, Inc. (a development stage company) and its subsidiary (the Company) as of December 31, 2005, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of No Borders, Inc. as of December 31, 2004, were audited by other auditors whose report dated April 12, 2005, expressed an unqualified opinion on those statements (the April 12, 2005 report was modified related to the uncertainty of the Company’s ability to continue as a going concern), have been furnished to us.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of No Borders, Inc. and its subsidiary as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mendoza Berger & Company, LLP

Irvine, California
June 30, 2006

NO BORDERS, INC. AND SUBSIDIARY
(Formerly) INTERCOMMUNITY FINANCING CORP. dba NO BORDERS
(A Development Stage Company)

Pollard-Kelley Auditing Services, Inc. Auditing Services
3250 West Market St, Suite 307
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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has not generated significant revenues or profits to date. This factor among others may indicate the Company will be unable to continue as a going concern. The Company’s continuation as a going concern depends upon its ability to generate sufficient cash flow to conduct its operations and its ability to obtain additional sources of capital and financing. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

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

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

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

NO BORDERS, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004 AND
FOR THE PERIOD FROM INCEPTION (October 25, 2002)
THROUGH DECEMBER 31, 2005

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	Cumulative From Inception (October 25, 2002) Through December 31, 2005
Cash flows from operating activities:
Net loss	$(13,075,832)	$(3,465,045)	$(16,878,537)
Adjustments to reconcile net loss to net cash used
in operating activities:
Stock issued for services and fees	2,337,436	1,259,715	3,591,091
Impairment of goodwill	7,901,172	-	7,901,172
Depreciation and amortization	50,573	8,708	59,281
Loss on disposal of assets	63,285	35,650	98,935
Changes in operating assets and liabilities:
Deposits	64,800	(64,800)	(10,039)
Bank overdraft	(8,713)	17,205	8,492
Accounts payable	28,112	11,406	45,388
Accrued rent	371,148	-	374,178
Late registration fees payable	359,000	(3,030)	359,000
Interest payable	133,164	-	136,194

Net cash used in operating activities	(1,775,855)	(2,200,191)	(4,314,845)

Cash flows from investment activities:
Acquisition (disposal)of assets	(30,206)	(54,358)	(120,214)

Net cash used in investment activities	(30,206)	(54,358)	(120,214)

Cash flows from financing activities:
Stockholder loan borrowings	-	-	152,418
Stockholder loan payments	-	(32,989)	(152,418)
Subscribed stock	244,990	-	244,990
Issuance of common stock	699,990	2,038,998	2,738,988
Issuance of notes payable	863,120	200,000	1,443,120
Capital contributed	-	-	10,000

Net cash provided by financing activities	1,808,100	2,206,009	4,437,098

Net increase (decrease) in cash	2,039	(48,540)	2,039

Cash, beginning of period	-	48,540	-

Cash, end of period	$2,039	$-	$2,039

Supplemental disclosures of cash flow information:

Interest paid	$-	$-	$-

Taxes paid	$-	$-	$-

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

The components of the deferred financing costs are as follows at December 31:

	2005	2004
Deferred financing costs	$330,000	$-
Less: accumulated amortization of fees	(44,980)	-

Net deferred financing costs	$285,020	$-

5. INCOME TAXES

The components of the deferred tax assets are as follows:

	2005	2004
Deferred tax assets:
Net operating loss carry-forward	$5,319,000	$476,000
Accrued expenses	365,000	-

Valuation allowance	(5,684,000)	(476,000)

Net deferred tax assets	$-	$-

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

Transactions involving warrants are summarized below:

	Warrants outstanding	Weighted average exercise price
Balance at December 31, 2004	-	$-
Granted	10,000,000	10,000,000
Exercised	-	-
Cancelled	-	-

Balance at December 31, 2005	10,000,000	$992,246

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